Form 10-K
period 2025-12-31
Microbot Medical Inc.
filed 2026-03-26
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $95,655,000.

Common stock outstanding as of March 24, 2026: 67,158,044 shares

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

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Form 10-K, the words “we,” “us,” “our,” the “Company” and “Microbot” refer to Microbot Medical Inc., including our wholly owned subsidiary, Microbot Medical Ltd., an Israeli corporation (“Microbot Israel”). Unless the context otherwise requires, the historical business, financial statements and operations of Microbot include Microbot Israel, which became a wholly owned subsidiary of the Company on November 28, 2016. The capitalized term “Merger” refers to the November 28, 2016 merger of C&RD Israel Ltd, a then wholly owned subsidiary of the Company, with and into Microbot Israel, with Microbot Israel surviving as a wholly owned subsidiary of the Company.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 13.

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	Through December 31, 2025, Microbot has not recognized any revenues, and cannot make any assurances of generating significant revenues in the future. It has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.
●	Microbot has a limited operating history as a commercial-stage company since it ceased primarily being a research and development-stage company, which may make it difficult to evaluate the prospects for the Company’s future viability.
●	Microbot expects to need additional funding, to continue to transition to a profitable commercial enterprise and build a sustainable business model. If Microbot is unable to raise capital, it could be forced to delay, reduce or eliminate its commercialization efforts or future product development programs.

Risks Relating to the Development and Commercialization of Microbot’s Products

●	Microbot’s business depends heavily on the success of its sole product, the LIBERTY® Endovascular Robotic Surgical System. If Microbot is unable to commercialize the LIBERTY® Endovascular Robotic Surgical System, or experiences significant delays in doing so, Microbot’s business will be materially harmed.
●	If the commercial opportunity for the LIBERTY® Endovascular Robotic Surgical System and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from the LIBERTY® Endovascular Robotic Surgical System and such other products will be adversely affected and Microbot’s business will suffer.
●	Customers will be unlikely to buy the LIBERTY® Endovascular Robotic Surgical System or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.
●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving LIBERTY® or any other of its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.
●	Unsuccessful studies, trials or procedures relating to product candidates under development or that we may develop, or applications for such candidates, could have a material adverse effect on our prospects.
●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s future product applications or candidates.
●	Microbot may not meet its development and commercialization objectives in a timely manner or at all.
●	Microbot’s ability to expand its technology platforms for other uses may be limited.
●	Microbot does not know whether any data submitted with any future 510(k) application will satisfy all FDA requirements to support clearance of any future product candidate of Microbot, which would create uncertainty for Microbot as well as the possibility of increased product development costs and time to market for any such product candidate
●	Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for any future product applications and candidates, if such trials become necessary.

ii

●	Our research and development program is dependent on the availability of certain components from suppliers, the delay in delivery of which could materially adversely affect our ongoing development and ability to manufacture and package devices in the timeframes currently expected.
●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its products and product candidates.
●	If Microbot’s products and product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.
●	Microbot may be subject to penalties and may be precluded from marketing its products and product candidates if Microbot fails to comply with extensive governmental regulations.
●	Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.
●	If LIBERTY® or other of Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.
●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.
●	Our profitability may be negatively impacted by inflation in the cost of labor, materials, and services.

Risks Relating to International Business

●	If Microbot fails to obtain regulatory clearances in other countries for LIBERTY® or any other future product candidates, Microbot will not be able to commercialize these products or product candidates in those countries.
●	Microbot operations in international markets involve inherent risks that Microbot may not be able to control.

Risks Relating to Microbot’s Intellectual Property

●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.
●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.
●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Existing and historical risks relating to our operations in Israel are being exacerbated by the current military actions and operations, and related activities.
●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.
●	Political relations could limit Microbot’s ability to sell or buy internationally.
●	Israel’s economy may become unstable.
●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.
●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.
●	Some of Microbot’s employees are obligated to perform military reserve duty in Israel.

General Risks

●	Political, social and geopolitical conditions can adversely affect our business.
●	Political uncertainty may have an adverse impact on our operating performance and results of operations.
●	The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.
●	Information technology failures and data security breaches could harm our business.

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

Technological Platforms

LIBERTY® Endovascular Robotic Surgical System

The FDA-cleared LIBERTY® Endovascular Robotic Surgical System features a unique compact, single-use design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of consumables.

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

The LIBERTY® Endovascular Robotic Surgical System is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.
●	Fully disposable - To our knowledge, the first fully disposable robotic system for endovascular procedures.
●	One & Done® - Has the potential to be compatible with our NovaCross® products or possibly other instruments that combines guidewire and microcatheter into a single device. We are currently evaluating this combination in different applications.
●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional microcatheter (“over the wire”) device.
●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.
●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and reduce physical strain due to the need for heavy lead vests otherwise to be worn during procedures.
●	Ease of use - A remote control designed to be intuitive aims to simplify advanced procedures while shortening the physician’s learning curve.
●	Telemedicine capability – May serve as a platform for supporting tele-catheterization, carried out remotely by highly trained specialists. The Company’s research collaboration with Corewell Health™ has demonstrated the feasibility of using the LIBERTY® Endovascular Robotic System between separate and remote facilities in a coronary simulation model. The project assesses the feasibility of using LIBERTY® to perform simulated cardiovascular interventional procedures across two sites within the Corewell Health™ system located 5 miles apart. The telesurgery feature of LIBERTY® is still being evaluated and is not covered under the Company’s 510(k) clearance with the U.S. Food and Drug Administration (“FDA”).

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented robust policies and procedures for the development and manufacture of regulated medical products. This is a certification ensuring compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and supporting our future CE Mark approval, and ultimately allowing us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. We anticipate CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, in view of recent FDA quality system management regulations and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

On September 8, 2025, we announced that the FDA has granted 510(k) clearance for the LIBERTY® Endovascular Robotic Surgical System, and in November 2025, we announced the limited market release of LIBERTY® to selected high procedure volume regions where we already experienced preliminary demand for the product. The Company is planning for its full market release at the Society of Interventional Radiology conference in April 2026.

The Company entered into an agreement with Emory University, which will allow the parties to evaluate and explore the potential for a future collaboration in connection with autonomous robotics in endovascular procedures. Under the terms of the agreement, Emory University will assume the responsibility of exploring the feasibility of integrating the LIBERTY® Endovascular Robotic Surgical System with an imaging system to create an autonomous robotic system for endovascular procedures. In November 2025, we announced that Emory University Hospital adopted LIBERTY® for patient care, and that we are collaborating with it to establish an Endovascular Robotics Program in interventional radiology.

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

Industry Overview

Minimally Invasive Robot-Assisted Endovascular Interventions

Minimally Invasive Surgery, or MIS, refers to surgical procedures performed through tiny incisions instead of a single large opening. Because the incisions are small, patients tend to have quicker recovery times and experience less trauma than with conventional surgery. The global MIS surgery is expected to grow from $24 billion in 2020 to $42 billion in 2026, representing a CAGR of 9.85%. MIS involves three major categories of devices: surgical, monitoring and visualization, and endoscopy. The market for surgical devices, including ablation, electrosurgery and medical robotic systems, accounts for the largest share of revenue and is also expected to show the highest rate of growth. According to Precedence Research, the global market for robotic surgery is projected to continue its growth with a CAGR of 15.6% from 2025 to 2034.

Vascular disease is the most common precursor to ischemic heart disease and stroke, which are two of the leading causes of death worldwide. Advances in endovascular intervention in recent years have transformed patient survival rates and post-surgical quality of life. It is estimated that more than three million percutaneous coronary interventions (PCI) and over two million of peripheral vascular interventions are performed annually worldwide. The incidence of stroke in the U.S. alone is estimated at 900,000 cases annually. Compared to open surgery, it has the advantages of faster recovery, reduced need for general anesthesia, reduced blood loss and significantly lower mortality. However, the current practice of endovascular procedures, which virtually has remained unchanged since the introduction of Intervention four decades ago, is limited by a number of factors, including physical strain and exposure to X-Ray radiation of the operator, and involves complex maneuvering of intervention tools, such as guidewires and catheters, to reach target areas in the vasculature. Despite recent advancements in technology and devices, manual procedures are still highly dependent on the technical skills and training of the operator, which makes the access to expert medical centers and advanced emergent treatments, such as endovascular thrombectomy for acute ischemic stroke, geographically limited. In addition, we believe that demand for physicians continues to grow faster than supply.

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

Microbot believes that with the LIBERTY® Endovascular Robotic System, it is well-positioned to deliver a value-added endovascular robotic system, with a focus on improving the ease and access and enhancing the safety of endovascular interventions.

Strategy

Microbot’s goal is to establish the LIBERTY® Endovascular Robotic System as the standard-of-care in the eyes of medical practitioners, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with health care providers and systems to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Expand our global commercial footprint to establish LIBERTY® as the standard of care for robotic endovascular procedures in targeted accounts. We seek to partner with Key Opinion Leaders (KOLs) to conduct post-market clinical research and develop centers of excellence that are capable of educating and training future users.
●	Continue to refine LIBERTY® and develop additional surgical robotic solutions. Microbot also expects to continue to innovate in the surgical robotics field by continuing to find ways of using its core technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.
●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects to continue investing in research and development activities, including expenses it expects to incur to improve LIBERTY® and any other prototype products it may have from time to time in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.
●	Explore partnerships for the introduction of Microbot’s products. In parallel to its efforts to establish direct sales and marketing capabilities, Microbot intends to continue its efforts on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.
●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio through licensing, mergers and/or acquisitions and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

Competition

LIBERTY® Competitive Landscape

We believe the main competitor to the LIBERTY® Endovascular Robotic Surgical System is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Healthineers company. To our knowledge, CorPath GRX system is FDA-approved and CE-marked for percutaneous coronary and vascular procedures, and is CE-marked for neurovascular interventions. Another competitor is R-One+ by Robocath (CE Marked, NMPA, South Africa for PCI only), and we believe there are many other competitors in the endovascular robotics space that are current in development. We believe these systems of our competitors that we have identified have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, requiring a larger space to operate, being cumbersome to set-up and operate, and/or requiring significant upfront capital expenditures. We also expect that we could be competing with other technologies that are in different stages of development, including preclinical, clinical and without CE/FDA approvals, such as LN Robotics (approved in Korea for coronary interventions) Nanoflex Robotics, UAB Inovatyvi medicina and Endoways, of which additional competitive data will be required to better determine their respective positioning in the competitive landscape.

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

Intellectual Property

General

The LIBERTY® Endovascular Robotic Surgical System’s core technology is co-owned by Microbot Medical® and The Technion Research and Development Foundation Ltd., or TRDF. The NovaCross® device is based on technologies acquired by Microbot from Nitiloop Ltd. Microbot may develop other medical-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 29 patents issued/allowed and 52 patent applications pending worldwide. Microbot also holds 14 design patents issued/allowed worldwide. It also has registered trademarks in Israel, Europe, UK and the U.S. relating to the LIBERTY® Endovascular Robotic Surgical System, and also has trademarks relating to its proprietary Microbot Medical® wordmark registered in the U.S., Israel, Europe, and UK, and Microbot Medical logo registered in Israel, Europe, and UK. Microbot also has a trademark relating to the Liberty Endovascular Robotic Surgical System logo registered in Israel and pending in the U.S., Europe, UK, and Japan. In addition to having registered trademarks for the “One & Done” wordmark in Israel, Europe, the U.S., UK, and Japan. Microbot also has a registered trademark in the U.S. for the NovaCross trademark.

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

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a former director of and an advisor to the Company, and in certain circumstances other TRDF-related persons. During the second and third quarters of 2023, as a result of our core-business focus program and related cost reductions, we ceased research and development activities relating to the SCS and TipCat platforms. As a result, we returned intellectual property relating to the SCS (ViRob) and TipCat to TRDF.

The LIBERTY® Endovascular Robotic Surgical System, which was invented by employees of Microbot together with Professor Moshe Shoham of the Technion, in his capacity as a consultant to Microbot, is co-owned by Microbot and TRDF, and the parties established the LIBERTY® Endovascular Robotic Surgical System as a “Joint Invention” in accordance with the terms of the License Agreement. Once the Joint Invention is established pursuant to the terms of the License Agreement, Microbot will have to pay TRDF royalties of between 1.5% and 3.0% of net sales of products covered by this Joint Invention.

Research and Development

Microbot’s research and development programs are generally pursued by engineers and scientists employed by Microbot in its offices in Israel on a full-time or hourly basis or as consultants, or through partnerships with industry leaders in manufacturing and design and researchers in academia. Microbot also works with subcontractors in developing specific components of its technologies.

The primary objectives of Microbot’s research and development efforts are to continue to introduce incremental enhancements to the capabilities of its candidate products and to advance the development of proposed products.

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through December 31, 2025 totaling approximately $2.5 million. This includes amounts received of approximately $518,000, which is a portion of an additional grant from the IIA in the amount of approximately NIS 2,153,000 (approximately $673,000) approved by the IIA on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

As of December 31, 2025 the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

Microbot expects to continue to access government funding in the future to the extent available.

For the fiscal years ended December 31, 2025 and 2024, respectively, Microbot incurred research and development expenses, net of approximately $6,283,000 and 6,630,000.

Manufacturing

Microbot does not have any manufacturing facilities. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

During 2022 Microbot initiated the transfer to production by means of designing and building molds for plastic injection of parts which is a more cost-effective method for producing high quantities compared to conventional machined production of these parts. Some molds are already operative while others are being designed and built. We expect completion of all molds during 2026.

On August 4, 2023, we signed a Turn-Key Manufacturing Agreement with a subcontractor that is suited to assemble and test our products under applicable regulatory requirements and regulations. As of the filing date of this Annual Report on Form 10-K, we are working with the subcontractor to increase its production capacity, as we plan for the full market release of LIBERTY® expected in April 2026.

Commercialization

In 2025, Microbot established a sales, marketing and product distribution infrastructure for the LIBERTY® Endovascular Robotic System in the U.S.

In November 2025, we announced the limited market release of LIBERTY® to selected high procedure volume regions where we already experienced preliminary demand for the product. Since then, we have announced that Emory University Hospital and Tampa General Hospital have adopted LIBERTY for patient care. The Company is planning for its full market release at the Society of Interventional Radiology conference in April 2026.

Microbot has not yet developed a commercial strategy outside of the United States, but it most likely would utilize distributors and strategic partnerships.

Middle East Conflict

Subsequent to the reporting period, on February 28, 2026, an Israeli military operation referred to as “Epic-Fury” commenced with a large-scale attack on Iran carried out in coordination with the United States. In response, Iran launched a counterattack that included the firing of ballistic missiles and unmanned aerial vehicles toward military and civilian targets in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

We have considered various ongoing risks relating to these and other Israeli military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, may not be fully active and operational, as instructed by the relevant authorities;
●	A slowdown in the number of international flights in and out of Israel;
●	The decreasing international regard for Israeli-based companies in certain quarters, including as a result of the Israeli government’s policies in Gaza and the West Bank in particular, and the Middle East in general; and
●	Possible and actual boycotts of Israel and Israeli-based companies, which may adversely affect our ability to do business in certain jurisdictions or with certain industry groups or potential customers, among others.

We closely monitor how these and other Israeli military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future commercial, clinical and regulatory milestones, including our ability to import materials that are required to construct our LIBERTY® devices and to ship them outside of Israel. In addition, we are also monitoring how negative international reaction to the events in Gaza, the West Bank, Iran and elsewhere in the Middle East could create a corresponding negative perception of companies with Israeli operations, which if broad enough, could negatively impact our business. As of the filing date of this Annual Report on Form 10-K, we have determined that there have not been any materially adverse effects on our business or operations, but we continue to monitor the situation, as in the event that the situation escalates into an even greater regional conflict or our Israeli facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our Israeli office’s support of our commercial, clinical and regulatory activities, our Israeli operations could be materially and adversely affected. We do not have any specific contingency plans in the event of any such escalation or change.

Government Regulation

General

Microbot’s medical technology products and operations are subject to extensive regulation in the United States and other countries. Most notably, Microbot’s products sold in the United States will be subject to the Federal Food, Drug, and Cosmetic Act (FDCA) as implemented and enforced by the U.S. Food and Drug Administration. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Regulatory policy affecting its products can change at any time.

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

U.S. Regulation

The FDA governs the following activities that Microbot performs, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design, and development;
●	product safety, testing, labeling and storage;
●	record keeping procedures; and
●	product marketing.

There are numerous FDA regulatory requirements governing the approval or clearance and subsequent commercial marketing of Microbot’s products. These include:

●	the timely submission of product listing and establishment registration information, along with associated establishment user fees;
●	continued compliance with the Quality Management System Regulation, or QMSR, which require specification developers and manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process, and incorporates as a reference the ISO 13485 standard for medical device;
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
●	clearance or approval of product modifications that could significantly affect the safety or effectiveness of the device or that would constitute a major change in intended use;
●	Medical Device Reporting regulations (MDR), which require that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same;
●	post-approval restrictions or conditions, including post-approval study commitments;
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and
●	notices of correction or removal and recall regulations.

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

The LIBERTY device is a classified as Class II, and received 510(k) premarket clearance in 2025. Microbot expects future medical products in its pipeline currently to be classified as Class II or possibly Class III. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, FDA may require the following:

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

510(k) clearance typically involves the following:

●	Assuming successful completion of all required testing, a detailed 510(k) premarket notification or 510(k) de-novo is submitted to the FDA requesting clearance to market the product. The notification includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.
●	A 510(k) clearance letter from the FDA will authorize commercial marketing of the device for one or more specific indications for use.
●	After 510(k) clearance, Microbot will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to QMSRs. The FDA periodically inspects manufacturing facilities to assess compliance with QMSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QMSRs and other types of regulatory controls.
●	After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or PMA approval is obtained.
●	The FDA and the Federal Trade Commission, or FTC, will also regulate the advertising claims of Microbot’s products to ensure that the claims Microbot makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

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

In the event that Microbot receives a Not Substantially Equivalent determination for any future device candidates in response to a 510(k) submission, the Microbot device may still be eligible for the 510(k) de-novo classification process.

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

The E.U. has adopted regulations concerning the regulation of medical devices within the European Union. The regulations include, among others, the Medical Device Regulation, or MDR, that establishes certain requirements with which medical devices must comply before they can be commercialized in the European Economic Area, or EEA (which comprises the member states of the E.U. plus Norway, Liechtenstein and Iceland). Under the MDR, medical devices are classified into four Classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk.

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

2. Appoint a Person Responsible for Regulatory Compliance (PRRC). Determine classification of device - Class I (self-certified); Class I (sterile, measuring or reusable surgical instrument); Class IIa (which LIBERTY is considered), Class IIb, or Class III.

3. For all devices, implement a Quality Management System (QMS) in accordance with the MDR. Companies usually apply the EN ISO 13485 standard to achieve initial compliance. The QMS must include Clinical Evaluation, Post-Market Surveillance (PMS) and Post Market Clinical Follow-up (PMCF) plans. Make arrangements with suppliers about unannounced Notified Body audits. For Class I (self-certified), implement a QMS though Notified Body intervention is not required.

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

Microbot applied for the CE Mark for LIBERTY. There is no guarantee that Microbot will be granted a CE Mark for LIBERTY or all or any of its future potential pipeline products. Failure to obtain the CE Mark would likely adversely affect Microbot’s ability to grow its business.

On October 24, 2023, we announced that we received confirmation for the commencement of the process to support our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. In 2025, we engaged with a leading Notified Body and commenced audits for ISO 13485 certification to ensure basic compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745).

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

Microbot has applied for a license from the MOH for the LIBERTY device, and it is awaiting the outcome of the registration process. There is no guarantee that Microbot will be granted licenses for the LIBERTY device or any future pipeline products and failure to obtain such licenses would adversely affect its ability to grow its business.

Human Capital

Employees

As of March 24, 2026, we have 43 employees (including full-time and hourly employees).

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 23 other full-time employees, are based in the United States. These employees include executive, management and commercial operations of the Company. Additionally, Microbot has 18 full-time employees and 1 hourly employee based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company and leading engineering, manufacturing, intellectual property and administration functions of the Company. The Company expects to continue to increase hirings for its U.S.-based commercial team and other aspects of its U.S. and global operations. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

We have historically been able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

Compensation, Benefits and Wellbeing

We believe that we provide competitive compensation for our employees. We offer annual bonuses and stock-based compensation for eligible employees, along with other benefits customary in the locations at which the employees are based.

Leadership, Training and Development

We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future.

Diversity, Equity and Inclusion

We strive to encourage a diversity of views and to create an equal opportunity workplace. During the past three years, we have increased the total number of women in management positions.

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

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

Through December 31, 2025, Microbot has not recognized any revenues, and cannot make any assurances of generating significant revenues in the future. It is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

Microbot has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future as Microbot conducts sales and marketing operations for the LIBERTY® Endovascular Robotic Surgical System and continues its research and development of any other future product candidates; and all other work necessary to obtain regulatory clearances or approvals for its products or product candidates in the United States and other markets. In the future, Microbot intends to continue conducting micro-robotics research and development; performing necessary animal and clinical testing; working towards medical device regulatory compliance; and engaging in appropriate sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in Microbot incurring further significant losses for the foreseeable future.

Microbot has not recognized any revenues from product sales through December 31, 2025, and does not anticipate generating significant revenues until it can successfully commercialize and sell the LIBERTY® Endovascular Robotic Surgical System or other future product candidates, of which Microbot can give no assurance. Even if Microbot or any of its future development partners, if any, succeed in commercializing the LIBERTY® Endovascular Robotic Surgical System, Microbot may never generate revenues significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with the LIBERTY® Endovascular Robotic Surgical System or its product development pipeline and strategy, Microbot cannot accurately predict when it will achieve profitability, if ever. Failure to become and remain profitable would depress the value of the Company and could impair its ability to raise capital, which may force the Company to curtail or discontinue its ongoing research and development programs and/or day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis.

Microbot has a limited operating history as a commercial-stage company since it ceased primarily being a research and development-stage company, which may make it difficult to evaluate the prospects for the Company’s future viability.

Microbot has a limited operating history as a commercial-stage company upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of Microbot must be considered in the light of the potential problems, delays, uncertainties and complications that may be encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that Microbot will not be able to develop functional and scalable products, or that although functional and scalable, its products will not be economical to market; that its competitors hold proprietary rights that may preclude Microbot from marketing such products; that its competitors market a superior or equivalent product; that Microbot is not able to upgrade and enhance its technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances or approvals for its products. To successfully introduce and market its products at a profit, Microbot must establish brand name recognition and competitive advantages for its products. There are no assurances that Microbot can successfully address these challenges. If it is unsuccessful, Microbot and its business, financial condition and operating results could be materially and adversely affected.

Microbot has not yet demonstrated its ability to successfully manufacture a commercial-scale product or arrange for a third-party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about Microbot’s future success or viability may not be as accurate as they could be if Microbot had a longer operating history.

Microbot expects to need additional funding to continue to transition to a profitable commercial enterprise and build a sustainable business model. If Microbot is unable to raise capital, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts or future product development programs.

To date, Microbot has funded its operations primarily through offerings of equity securities and grants. Microbot does not know when, or if, it will be profitable. It is anticipated that the Company will continue to incur losses for the foreseeable future, and that losses will increase as it continues the development of the manufacturing, sales and marketing infrastructure necessary to commercialize LIBERTY®.

Microbot also expects the research and development expenses of the Company to continue in future periods as it potentially conducts clinical trials for additional research programs for the LIBERTY® Endovascular Robotic Surgical System, and if it initiates additional research programs for future product candidates. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company will likely need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate research and development programs or any future commercialization efforts, in which case it may be unable to meet its obligations or fully implement its business plan, if at all.

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings or otherwise in order to meet expected future liquidity needs. The Company’s future capital requirements, generally, will depend on many factors, including:

●	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties regarding same;
●	the Company’s need and ability to hire additional management, sales, marketing, scientific and medical personnel;
●	the timing and outcomes of any applicable regulatory reviews, subsequent approvals or clearances, or other regulatory actions;
●	the costs, design, duration and any potential delays of the clinical trials that could be conducted at the FDA’s request using Microbot’s product candidates;
●	the costs of acquiring, licensing or investing in new and existing businesses, product candidates and technologies;
●	the costs to maintain, expand and defend the scope of Microbot’s intellectual property portfolio; and
●	the costs to operate as a public company in the United States.

Risks Relating to the Development and Commercialization of Microbot’s Products

Microbot’s business depends heavily on the success of its sole product, the LIBERTY® Endovascular Robotic Surgical System. If Microbot is unable to commercialize the LIBERTY® Endovascular Robotic Surgical System, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

Through December 31, 2025, Microbot has not recognized any revenues from its operations, and might not generate significant revenues in the foreseeable future, if at all, and depends heavily on the successful commercialization of the LIBERTY® Endovascular Robotic Surgical System. The success of commercializing the LIBERTY® Endovascular Robotic Surgical System, will depend on a number of factors, including the following:

●	establishing commercial manufacturing arrangements with one or more third parties;
●	establishing sales, marketing and distribution capabilities;
●	protecting Microbot’s rights in its intellectual property portfolio;
●	generating commercial sales, if and when approved, whether alone or in collaboration with other entities;
●	our ability to obtain additional capital;
●	market acceptance that the device is safe and effective for its intended use;
●	acceptance by the medical community, patients and third-party payors;
●	effectively competing with existing and competitive products on the market and any new competing products that may enter the market; and
●	maintaining quality and an acceptable safety profile.

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

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. It is difficult to predict the penetration, future growth rate or size of the market for the LIBERTY® Endovascular Robotic Surgical System or any other of Microbot’s future product candidate.

The commercial success of the LIBERTY® Endovascular Robotic Surgical System or any other product candidates will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s products are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its products. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot’s products to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the LIBERTY® Endovascular Robotic Surgical System or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

Microbot only recently, in 2025, shifted its focus primarily from research and development of the LIBERTY® Endovascular Robotic Surgical System to its commercialization. Consequently, Microbot has limited experience in manufacturing, and intends to manufacture its products through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of good manufacturing practice (GMP) compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

The proposed price of Microbot’s products will be dependent on material and other manufacturing costs. Microbot cannot offer any assurances that its manufacturing partner will be able manufacture its products at a competitive price or that achieving cost reductions will not cause a reduction in the performance, reliability and longevity of its products.

If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving the LIBERTY® Endovascular Robotic Surgical System or any other of its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.

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

Microbot has no control over payor decision-making with respect to coverage and payment levels for its medical device product candidates, once they are approved. Additionally, Microbot expects many payors to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public government health care programs and private third-party payors, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for Microbot’s products or products Microbot develops in the future.

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

The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s future product applications or candidates.

Microbot believes that its success will depend in part on its ability to expand its product offerings and continue to improve its existing products in response to changing technologies, customer demands and competitive pressures. As such, Microbot expects to continue dedicating significant resources in research and development. The product candidates and services being developed by Microbot may not be technologically successful. In addition, the length of Microbot’s product candidates and service development cycle may be greater than Microbot originally expected.

Microbot may not meet its development and commercialization objectives in a timely manner or at all.

Microbot has established internal goals, based upon expectations with respect to its technologies, which Microbot has used to assess its progress towards, most recently, commercializing the LIBERTY® Endovascular Robotic Surgical System. These goals relate to technology and design improvements as well as to dates for achieving specific development, commercialization and results. If the LIBERTY® Endovascular Robotic Surgical System exhibits technical defects or are unable to meet cost or performance goals, among other things, Microbot’s commercialization schedule could be delayed and potential purchasers may decline to purchase such products or may opt to pursue alternative products, which would materially harm its business.

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

Microbot does not know whether any data submitted with any future 510(k) application will satisfy all FDA requirements to support clearance of any future product candidate of Microbot, which would create uncertainty for Microbot as well as the possibility of increased product development costs and time to market for any such product candidate.

In the event Microbot pursues a future product candidate that requires FDA approval or clearance, it would have to identify a predicate device for that product candidate which it would then use in its 510(k) application. However, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot submitted in any such 510(k). Furthermore, the FDA also may request additional data in response to a 510(k) or require Microbot to conduct further testing or compile more data in support of its 510(k).

The FDA will require clinical data to be submitted as part of any future product candidate’s marketing submission, and any type of clinical study performed in humans will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application, which we have submitted and are continuing the submission process with the FDA while we commence the approved human trials. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

Thus, the addition of one or more mandatory clinical trials to the development timeline for any future product candidate would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. Additionally, any medical device regulatory changes by the FDA could further affect our development plans for any other product candidate, depending on their nature, scope and applicability. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs, delays or uncertainty.

Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for any future product applications and candidates, if such trials become necessary.

Although Microbot has prior experience in designing, initiating, conducting and monitoring human clinical trials, it expects to continue to depend in part upon the ability of future collaborators, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor such clinical trials.

Failure by Microbot or by any of these future collaborating parties to timely and effectively initiate, conduct and monitor a future clinical trial could significantly delay or materially impair Microbot’s ability to complete those clinical trials and/or obtain regulatory clearance or approval of any future product candidates and, consequently, could delay or materially impair its ability to generate revenues from the commercialization of any of those future products.

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

As a result of the Israel-Hamas war and related conflicts, we have experienced from time to time delays in the supply for certain components from Israeli-based vendors. We cannot determine with any certainty as to whether there will be future shortages, especially if the recently commenced U.S.-Israeli war against Iran escalates and spreads, and if so, for how long. Consequently, our operational and development timeline could be adversely affected if we were unable to obtain these components from our suppliers in the quantities or based on the timeline we require. Although we believe in most cases that we could identify alternative suppliers, we can give no assurance that our timelines will not be delayed while we identify and retain replacement suppliers. Accordingly, any material delay in delivery of any component parts or packaging could materially adversely affect our ability to meet our expected timeframes.

Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its products and product candidates.

Microbot currently relies, and expects to rely for the foreseeable future, on third-party manufacturers to produce and supply its products, and it expects to rely on third parties to manufacture the commercialized products as well. Reliance on third-party manufacturers entails risks to which Microbot would not be subject if Microbot manufactured its product candidates or future commercial products itself, including:

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

If Microbot is not able to maintain its key manufacturing relationships, Microbot may fail to find replacement manufacturers or develop its own manufacturing capabilities, which could delay or impair Microbot’s ability to supply products for its customers and could substantially increase its costs or deplete profit margins, if any. If Microbot does find replacement manufacturers, Microbot may not be able to enter into agreements with them on terms and conditions favorable to it and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

If Microbot’s products and product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

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

Microbot may be subject to penalties and may be precluded from marketing its products and product candidates if Microbot fails to comply with extensive governmental regulations.

Microbot’s medical device products are categorized as Class II devices, which required a 510(k) or 510(k) de-novo premarket submission to the FDA. In addition, Microbot believes that any future medical device products it may develop would also likely be categorized as Class II devices. However, the FDA has not made any determination about whether Microbot’s contemplated future medical product candidates are Class II medical devices and may disagree with that classification. If the FDA determines that Microbot’s future product candidates should be reclassified as Class III medical devices, Microbot could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specifics of the change in classification. Reclassification of any of Microbot’s product candidates as Class III medical devices could significantly increase Microbot’s regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

If LIBERTY® or other of Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

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

Microbot anticipates that in the future it is likely that it may experience events that would require reporting to the FDA pursuant to the Medical Device Reporting (MDR) regulations. Any adverse event involving a Microbot product could result in future voluntary corrective actions, such as product actions or customer notifications, or agency actions, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending Microbot in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

Microbot is dependent on its senior management, in particular Harel Gadot, Microbot’s Chairman, President and Chief Executive Officer, and the other senior executive. Although Microbot believes that its relationship with members of its senior management is positive, there can be no assurance that the services of any of these individuals will continue to be available to Microbot in the future. Microbot’s future success will depend in part on its ability to retain its management and scientific teams, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management, when necessary. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in the industry is very difficult. Microbot believes that there are only a limited number of individuals with the requisite skills to serve in key positions at Microbot, particularly in Israel, and it competes for key personnel with other medical equipment and technology companies, as well as research institutions.

Microbot does not carry, and does not intend to carry, any key person life insurance policies on any of its existing executive officers.

Our profitability may be negatively impacted by inflation in the cost of labor, materials, and services.

Although inflation in the United States has declined since 2023, prices have continued to be significantly impacted by inflation relative to historical levels. This continued inflation has raised our costs for plastic products and other components of our LIBERTY device, thereby increasing our operating costs and capital expenditures. Additionally, the Trump administration has increased tariffs on many imports. The Trump administration has also imposed and expanded so called ‘reciprocal’ tariffs on a wide range of United States trading partners with which the United States has sizable trade imbalances and has announced or threatened additional increases on imports from Canada, Mexico, and other key partners. These and other import tariffs could substantially increase our operating and capital costs as we ramp up production and manufacturing of the LIBERTY device. Although we cannot predict any future inflation trends or the impact of current or future import tariffs, higher operating and capital costs would negatively impact our future profitability to the extent we are unable to recover such higher costs through passing them along to our customers.

Risks Relating to International Business

If Microbot fails to obtain regulatory clearances in other countries for LIBERTY® or any other future product candidates, Microbot will not be able to commercialize these products or product candidates in those countries.

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

Israel’s Medical Devices Law generally requires the registration of all medical products with the Ministry of Health, or MOH, Registrar through the submission of an application to the Ministry of Health Medical Institutions and Devices Licensing Department, or AMAR. Microbot has submitted an application to AMAR based on its 510(k) clearance in the United States Once granted, a license (marketing authorization) for a medical device is valid for five years from the date of registration of the device, except for implants with a life-supporting function, for which the validity is for only two years from the date of registration. Furthermore, the holder of the license must meet several additional requirements to maintain the license. Microbot cannot be certain that it will be successful in applying for a license from the MOH for its product candidates.

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

Risks Relating to Operations in Israel

Existing and historical risks relating to our operations in Israel are being exacerbated by the current military actions and operations, and related activities, following the U.S.-Israel joint attach on Iran.

The ongoing risks of operating in Israel have been exacerbated as a result of the October 7, 2023 surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza, then in Lebanon, Syria, Yemen and Iran. These include security and economic risks, risks relating to our ability to sell or buy internationally, risk of economic instability, risk of exchange rate fluctuation negatively affecting operating costs, and the risk of employees leaving to perform military service. These military operations and related activities are on-going as of the filing date of this Annual Report on Form 10-K.

Subsequent to the reporting period, on February 28, 2026, a military operation referred to as “Epic-Fury” commenced with a large-scale attack on Iran carried out in coordination with the United States. In response, Iran launched a counterattack that included the firing of ballistic missiles and unmanned aerial vehicles toward military and civilian targets in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

The Company has considered various ongoing risks relating to these and other military operation and related matters, including:

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

The Company closely monitors how these and other military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY® devices and to ship them outside of Israel. In addition, we are also monitoring how negative international reaction to the events in Gaza, the West Bank, Iran and elsewhere in the Middle East could create a corresponding negative perception of companies with Israeli operations, which if broad enough, could negatively impact our business. As of the filing date of this Annual Report on Form 10-K, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as in the event that the situation escalates into an even greater regional conflict or our Israeli facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our Israeli office’s support of our commercial, clinical and regulatory activities, our Israeli operations could be materially and adversely affected. We do not have any specific contingency plans in the event of any such escalation or change.

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

Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have an impact on future corporate decisions.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $2.5 million through December 31, 2025. During 2025 year the Israeli Innovation Authority approved additional grant in the amount of approximately NIS 2.2 million, to further finance the development of the Company’s manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

Furthermore, as of December 31, 2025, the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

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

Until such time, if ever, as the Company is profitable, it expects to finance its cash needs through a combination of equity offerings, including possibly through an At-the-Market offering, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Since our formation, we have been primarily focused on research and development activities and pursuing FDA approval of our planned products, and only recently commenced building our commercial team and focusing on the commercialization of LIBERTY®. We have 42 full-time employees and 1 hourly employee, of which 24 are based in the United States and 19 are based in Israel, and currently use third-party vendors and service providers for certain product development and regulatory approval activities.

We use a third-party sub-contractor to manage all Information Technology (IT) issues, including protection against, detection, and response to cyberattacks.

The measures that are taken to ensure proper protection include:

●	All computers are protected using a cloud-powered endpoint security solution that helps enterprises prevent, detect, investigate, and respond to advanced threats on their networks. It offers endpoint protection, endpoint detection and response, mobile threat defense, and integrated vulnerability management. It also provides, among other things, malware and spyware detection and remediation, rootkit detection and remediation and network vulnerability detection.
●	All Company computer hard drives are automatically encrypted.
●	All Company e-mails are protected by a cloud-based email filtering service designed to protect the Company against advanced threats related to email and collaboration tools.
●	Periodically, all users on the Company’s computer network are required to perform multi-factor authentication.
●	The Company uses a cloud-based identity and access management service that enables access to external resources.
●	Backup is performed using a secure, automatic cloud-based backup and restore service.
●	From time to time, the Company considers and evaluates, and adopts if appropriate, additional cyber security procedures and tools.

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

Our IT service provider assesses and manages cybersecurity risks on our behalf, who provides updates and proposals as appropriate, and who reports to our Chief Technology Officer and General Manager, who does not have specific cybersecurity expertise. The Company has an Information Technology Policy that, among other things, governs and provides for cybersecurity policies and processes, including to define safety measures to protect the Company’s confidentiality, integrity and availability of data and other intellectual property, as well as to define the manner in which information is stored, saved and routed in the Company’s network. Additionally, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight, especially as the Company has commenced commercialization of its first product.

Historically, cybersecurity threats have not materially affected the Company, including its business strategy, results of operations or financial condition, while it was focused on pursuing FDA approval and had pre-commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any material expenses over the last two years relating to information security breaches. The Company is considering how its evolving business operations could result in a greater risk of a cybersecurity incident, and potential responses and actions to take as a result. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

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

Item 3. Legal Proceedings.

On June 17, 2025, the Company received a demand letter from legal counsel representing a former employee in connection with an employment-related matter. On December 3, 2025, the Company received a charge filed by the former employee with the Massachusetts Commission Against Discrimination and Equal Employment Opportunity Commission, alleging discrimination and retaliation. On January 16, 2026, the Company filed a position statement responding to same and challenging the merits of the charge in total. Based on its initial assessment, the Company believes the allegations lack merit and intends to defend against them.

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

As of March 24, 2026, there were approximately 118 holders of record of our common stock, and the closing price of our common stock as reported on the NASDAQ Capital Market was $2.50.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	467,133	$10.72	156,585
2020 Omnibus Performance Award Plan, as amended	2,624,123	$3.03	2,587,548
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	14,359	$0.01	-
Total	3,105,615		2,744,133

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

Using our LIBERTY® technological platform, we have developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus on the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of the costs associated with salaries, benefits and related expenses, sales and marketing activities, business development expenses, professional fees for accounting, auditing, consulting, legal services, and insurance expenses.

Microbot expects that its sales, general and administrative expenses will increase over the long-term, as it expands its operating and commercialization activities, maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, the costs of building out marketing and sales teams for the LIBERTY® product, legal fees, accounting fees, insurance premiums and expenses associated with investor relations.

Income Taxes

Microbot has incurred net losses and has not recorded any income tax benefits for the losses, it is more likely than not that sufficient taxable income will not be available for the tax losses to be fully utilized in the future.

Inventory

Inventories are stated at the lower of actual cost, determined using the first-in, first-out method, or net realizable value (“NRV”).

Inventories primarily consist of raw materials ordered by us or in advance by our third-party contract manufacturer. Work in process and finished goods are produced by our third-party contract manufacturer and include direct labor and allocable overhead.

We routinely evaluate the quantity and value of our inventories in light of current market conditions, and based on expiration of sterilization dates or defective inventory, and record write-downs when NRV is below cost. As of December 31, 2025, no reserve for excess or obsolete inventory was recognized.

The Company began ramping up inventory manufacturing for units intended for sale after receiving FDA clearance on September 4, 2025.

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

Common Stock Warrants

The Company accounts for warrants issued to investors as either equity-classified or liability-classified instruments, based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	Change
Research and development expenses, net	$(6,283)	$(6,630)	$347
Sales, general and administrative expenses	(8,460)	(4,995)	(3,465)
Financing income, net	1,285	182	1,103
Other income	316	-	316

Research and Development Expenses, net. The decrease in research and development expenses of approximately $0.3 million in 2025 as compared to 2024 was primarily due to increases in government grants recognized as contra research and development expenses in 2025 and a decrease in professional services in 2025 due to a material, non-recurring clinical study conducted in 2024. This decrease was partially offset by an increase in payroll and related expenses due to new hires, salary increases and bonuses above 2024 levels.

Sales, General and Administrative Expenses. The increase in sales, general and administrative expenses of approximately $3.5 million in 2025 as compared to 2024 was primarily due to an increase in sales and marketing payroll and related expenses mainly due to new hiring, commercialization activities, as well as increases in professional services, including legal, audit and recruitment fees, and higher travel and office rent expenses. This increase was partially offset by a decrease in stock-based compensation expenses.

Financing Income, net. The increase in financing income in 2025 compared with 2024 was primarily driven by higher market gains earned on marketable securities, following the investments of capital raised during 2025.

Other Income. The Company received a judgment in the amount of approximately $316,000, net of legal fees and expenses.

Liquidity and Capital Resources

Through December 31, 2025, Microbot has not recognized any revenues, and cannot make any assurances of generating significant revenues in the future. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of December 31, 2025, Microbot had a net working capital of approximately $76.4 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $3.4 million as of December 31, 2024. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues to ramp up manufacturing and commercialization of LIBERTY®, continues research and development efforts with respect to other uses for LIBERTY® and other potential technologies and products, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2025, Microbot has raised cash proceeds of approximately $168.3 million. Since inception (November 2010) through December 31, 2025, Microbot incurred a total cumulative loss of approximately $104.1 million.

During our fiscal year ended December 31, 2025, we raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our then-existing At-the-Market facility;
●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;
●	In January 2025, approximately $916,000 in gross proceeds from the exercise of outstanding preferred investment options, before fees and expenses of $64,164;
●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from the sale of our securities to institutional investors;
●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of approximately $161,000;
●	In May 2025, approximately $1.4 million in gross proceeds from the exercise of outstanding Series F preferred investment options, before fees and expenses of approximately $98,000;

●	In June 2025, approximately $1.3 million in gross proceeds from the exercise of outstanding Series E, F and G preferred investment options, before fees and expenses of approximately $93,000;
●	In July 2025, approximately $12.2 million in gross proceeds from the exercise of outstanding Series F and G preferred investment options, before fees and expenses of approximately $706,000;
●	In August 2025, approximately $15.2 million in gross proceeds from the exercise of outstanding Series E, G, H, I preferred investment options, before fees and expenses of approximately $1.1 million;
●	In September 2025, approximately $472,500 in gross proceeds from the exercise of outstanding Series H preferred investment options, before fees and expenses of $33,075;
●	In September 2025, approximately $895,744 in gross proceeds from the exercise of placement agent options;
●	In September 2025, an aggregate of approximately $26.5 million in gross proceeds from an inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $2.2 million, from institutional investors; and
●	In October 2025, an aggregate of approximately $2.8 million in gross proceeds from the inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $223,000, from institutional investors.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2025 in the total amount of approximately $2.5 million. This amount includes amounts received of approximately $518,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 2.2 million (approximately $673,000) approved on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

As of December 31, 2025, Microbot received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

To the extent available, Microbot intends to continue to raise capital through future public and private issuances of debt and/or equity securities, to fund its commercial activities and working capital and general business purposes, including to continue to build a commercial and sales team in the U.S. and elsewhere as part of its full market release of LIBERTY® expected in April 2026. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot is determined to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations, and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all, and will need additional funds to continue the commercialization process for the LIBERTY® Endovascular Robotic Surgical System.

As of the filing date of this Annual Report on Form 10-K, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	For the Years Ended December 31,
	2025	2024
Net cash flows used in operating activities	$(13,046)	$(8,827)
Net cash flows (used in) provided by investing activities	(72,384)	1,537
Net cash flows provided by financing activities	86,240	7,936
Net increase in cash, cash equivalents and restricted cash	$810	$646

The increase in net cash flows used in operating activities was primarily from an increase in research and development expenses, manufacturing inventory, sales and marketing, and general and administration expenses discussed above.

The increase of net cash flows used in investing activities was primarily due to an increase in purchases of marketable securities in 2025 compared to 2024.

The increase in net cash flows provided by financing activities was due to increased issuances of common stock and warrants in 2025 compared to 2024, also discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2025 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Foreign Exchange Risks

Our financial statements are denominated in U.S. dollars and financial results are denominated in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar.

Exchange rate fluctuations may have an adverse impact on our future profitability, if any, or expenses as presented in the financial statements. We may in the future use financial instruments, such as forward foreign currency contracts, in its management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2025, and have concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

Except as described below, during the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On December 10, 2025, Simon Sharon, our Chief Technology Officer and General Manager, Microbot Israel, adopted a Rule 10b5-1 trading arrangement with the intention to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement is for a term of two years, and is for a total of 185,888 shares of the Company’s common stock that Mr. Sharon may acquire through the exercise of outstanding stock options owned by him.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 24, 2026:

Name	Age	Position
Harel Gadot	54	President, Chief Executive Officer and Chairman of the Board of Directors
Scott Burell(1)(2)	61	Director
Martin Madden(1)(3)	65	Director
Prattipati Laxminarain(2)	68	Director
Aileen Stockburger(3)	63	Director
Tal Wenderow(2)	51	Director
David J. Wilson (1)(3)	58	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (term scheduled to expire in 2028):

Harel Gadot

Martin Madden

Tal Wenderow

Class II Directors (term scheduled to expire in 2026):

Scott Burell

Aileen Stockburger

Class III Directors (term scheduled to expire in 2027):

David J. Wilson

Prattipati Laxminarain

Director Biographies

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the Merger. Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He also serves as a director from September 2025 of Brenmiller Energy (NASDAQ: BNRG). He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also served as a director until January 2024 of XACT Robotics Ltd., an Israel-based private company that recently ceased operations and is in insolvency proceedings in Israel, and was its Chairman from August 2013 until September 2023. Mr. Gadot served as Chairman of MEDX Xelerator L.P., a medical device and digital health Israeli incubator, from July 2016 until August 2025. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc. in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Scott R. Burell, became a director of the Company in November 2016. Since August 2018, Mr. Burell has been the Chief Financial Officer and Secretary of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. In October 2025, Mr. Burell was appointed to the Board of Directors of Expion360 (Nasdaq: XPON), an industry leader of premium lithium iron phosphate batteries and accessories for recreational vehicles and marine applications, with residential and industrial applications under development. From November 2006 until its sale to Invitae Corp. (NASDAQ: NVTA) in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

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

Prattipati Laxminarain, has been a director of the Company since December 6, 2017. From April 2006 through October 2017, Mr. Laxminarain served as Worldwide President at Codman Neuro, a global neurosurgery and neurovascular company that offers a portfolio of devices for hydrocephalus management, neuro intensive care and cranial surgery and other technologies, and which was part of DePuy Synthes Companies of Johnson & Johnson. Mr. Laxminarain was the CEO of Deinde Medical Corporation through June 2025, and is a Board Member of Deinde Medical Corporation, Oculogica Inc., Millar Inc., and GT Medical Inc. He has a degree in Mechanical Engineering from Osmania University, Hyderabad, India and an MBA from Indian Institute of Management. The Company believes that Mr. Laxminarain is qualified as a Board member of the Company because of his extensive experience working with medical device companies and knowledge of the industries in which the Company intends to compete.

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

Tal Wenderow was appointed by the Board on July 29, 2020 to fill a vacancy on the Board and to serve as a Class I director of the Company, with a term commencing on August 1, 2020. In May 2025, he became the Founding Managing Partner of Star51 Capital, a new investment vehicle focused on the intersection of Medtech & AI. From June 2024 to December 2024, Mr. Wenderow served as interim CEO of Sensory Cloud Inc., a health technology company pioneering treatments for respiratory human illnesses of the airway lining. Since September 2021, Mr. Wenderow serves as the Venture Partner at Genesis MedTech, a global medical device company. Previously, from February 2019, Mr. Wenderow served as the President and CEO of Vocalis Health Inc., an AI healthtech company pioneering the development of vocal biomarkers. Previously, Mr. Wenderow co-founded Corindus Vascular Robotics in 2002, which was a New York Stock Exchange-listed company upon its acquisition by Siemens Healthineers in 2019. Mr. Wenderow held various positions at Corindus from founder, Chief Executive Officer and director at inception, Executive Vice President Product & Business Development to his most recent role as Executive Vice President of International & Business Development. Mr. Wenderow received a B.Sc. in Mechanical Engineering at the Technion - Israel Institute of Technology, Haifa, Israel. The Company believes that Mr. Wenderow is qualified as a Board member of the Company because of his extensive knowledge of the medical robotics space with specific focus on interventional procedures, as well as his medical devices start up experience.

David J. Wilson, was elected at our December 17, 2024 Annual Meeting of Stockholders as a Class III director for a three-year term, was subsequently appointed by the Board of Directors of the Company to serve as a member of the Company’s Audit Committee and Compensation Committee. Since March 2022, Mr. Wilson has been the Chief Executive Officer and a director of InnovHeart Corporation, a private company developing transcatheter mitral valve replacement systems to treat patients suffering from mitral valve disease. From September 2017 to October 2021, he was the President of Global Plasma at Haemonetics Corporation where he led the global commercialization of a next generation plasma collection system. He dedicated two decades in roles of increasing responsibility with various Johnson and Johnson (J&J) companies, including as the Worldwide President of Cordis. In this role, he led the global integration of Cordis into Cardinal Health and rejuvenated the product portfolio through business development deals. Mr. Wilson held other leadership roles at J&J companies, namely President of Mentor, Vice President of Ethicon R&D and Vice President of Ethicon Biosurgicals. Earlier in his tenure with J&J, he attained senior leadership roles at Cordis Endovascular as Vice President of R&D and Regional Director of Sales. Mr. Wilson currently serves as an Engineering Advisory Board member (Chair) for the University of Alabama at Birmingham School of Engineering. He is the holder of 10 medical device patents and has served as a Board member of several educational and healthcare institutions in the US. His education includes a Bachelor of Mechanical Engineering from Auburn University, a Master of Science in Biomedical Engineering from the University of Alabama at Birmingham and a Master of Business Administration from Columbia University. The Company believes that Mr. Wilson is qualified to serve as a member of the Board due to his experience as a healthcare and medical device executive, including extensive experience in general management, research and development, marketing, sales and supply chain management.

Executive Officers

Following are the name, age and other information for our executive officers, as of March 24, 2026. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	54	President, Chief Executive Officer and Chairman of the Board of Directors
Rachel Vaknin	47	Chief Financial Officer
Simon Sharon	66	Chief Technology Officer and General Manager, Microbot Israel
Juan Diaz-Cartelle	50	Chief Medical Officer

Rachel Vaknin, has served as the Company’s Chief Financial Officer since April 2022 and before that was its VP Finance since January 2022. From September 2017 to December 2021, Ms. Vaknin served as the Chief Financial Officer at an Israeli-American autonomous technologies software provider. From April 2004 through December 2016, Ms. Vaknin was the FP&A Department Manager at Mellanox Technologies Ltd., an Israeli-American multinational supplier of computer networking products acquired by Nvidia in 2020, where she was responsible, among other things, for managing FP&A, leading teams with respect to preparing quarterly financial statements, obtaining and managing grant monies, and Sarbanes-Oxley controls.

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

Committees of the Board of Directors

Presently, the Board has three standing committees - the Audit Committee, the Compensation and Stock Option Committee (the “Compensation Committee”), and the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”). All members of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee are required by the charters of the respective committees to be, independent as determined under Nasdaq Listing rules.

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Wilson. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell, the Chair of the Audit Committee, is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held four meetings and acted by unanimous written consent one time during the fiscal year ended December 31, 2025.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Wilson and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held three meetings during the fiscal year ended December 31, 2025 and acted by unanimous written consent three times.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning executive compensation in general, determines executive compensation and approves equity incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain (Chairman), Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee acted by unanimous written consent one time during the fiscal year ended December 31, 2025.

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

Code of Business Conduct and Ethics and Compensation Recovery

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com and is filed as Exhibit 14.1 to this Form 10-K. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2025.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2025	552,892	705,952	(4)	-	350,701	-	55,400	(3)	1,664,945
CEO, President & Chairman	2024	520,249	149,189	(2)	-	514,141	-	57,900	(3)	1,241,479

Simon Sharon	2025	277,006	145,362	(5)	-	72,874	-	101,304	(9)	596,545
CTO and GM	2024	241,455	84,754	(2)	-	123,785	-	89,435	(9)	539,429

Juan Diaz-Cartelle	2025	364,808	105,000	(6)		34,504		27,600	(8)	531,912
CMO	2024	350,000	-			26,478		-		376,478

Rachel Vaknin	2025	207,772	88,736	(4)	-	63,915	-	79,572	(9)	439,995
CFO	2024	162,793	40,816	(2)	-	105,862	-	53,694	(9)	363,165

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 11 to the Consolidated Financial Statements of the Company for the fiscal year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)	Represents bonus for the 2023 fiscal year, which amount was actually paid in 2024.
(3)	All Other Compensation includes contributions to the named executive officer’s 401(k) Plan, and a yearly automobile allowance.
(4)	Represents bonus of $397,837 for the 2024 fiscal year, which amount was actually paid in 2025, plus one-time bonuses aggregating $308,115.
(5)	Represents bonus $85,335 for the 2024 fiscal year, which amount was actually paid in 2025 , plus a one-time bonus of $60,027.
(6)	Represents bonus for the 2024 fiscal year, which amount was actually paid in 2025.
(7)	Represents bonus of $57,534 for the 2024 fiscal year, which amount was actually paid in 2025, plus a one-time bonus of $31,202.
(8)	All Other Compensation includes contributions to the named executive officer’s 401(k) Plan.
(9)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security, and yearly automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot
	120,847	-	15.75	09/14/2027	-	-	-	-
	166,666	-	9.64	02/25/2030	-	-	-	-
	190,000	-	8.48	02/01/2031	-	-	-	-
	100,000	-	6.48	01/26/2032	-	-	-	-
	160,000	-	3.73	12/21/2032	-	-	-	-
	62,000	18,000	2.43	08/01/2033	-	-	-	-
	80,000	-	1.27	02/22/2034	-	-	-	-
	50,000	30,000	1.27	02/22/2034	-	-	-	-
	79,567	-	1.25	02/22/2034	-	-	-	-
	12,000	-	1.25	02/26/2034	-	-	-	-
	74,100	153,900	2.04	02/05/2035	-	-	-	-

Simon Sharon	10,000	-	9.00	08/13/2028	-	-	-	-
	14,170	-	5.95	08/12/2029	-	-	-	-
	25,000	-	6.48	01/26/2032	-	-	-	-
	32,375	2,625	3.48	12/21/2032	-	-	-	-
	13,562	3,938	2.43	08/01/2033	-	-	-	-
	17,500	-	1.27	02/22/2034	-	-	-	-
	10,937	6,563	1.27	02/22/2034	-	-	-	-
	8,750	-	1.25	02/26/2034	-	-	-	-
	14,218	29,532	2.04	02/05/2035	-	-	-	-

Rachel Vaknin	20,000	-	6.48	01/26/2032	-	-	-	-
	10,000	-	4.80	07/18/2032	-	-	-	-
	13,000	-	3.73	12/21/2032	-	-	-	-
	13,562	3,938	2.43	08/01/2033	-	-	-	-
	17,500	-	1.27	02/22/2034	-	-	-	-
	10,937	6,563	1.27	02/22/2034	-	-	-	-
	4,375	-	1.25	02/26/2034	-	-	-	-
	15,640	32,485	2.04	02/05/2035	-	-	-	-

Juan Diaz-Cartelle	17,500	7,500	1.29	12/01/2033	-	-	-	-
	10,937	6,563	1.27	02/22/2034	-	-	-	-
	10,500	-	1.25	02/26/2034	-	-	-	-
	13,650	28,350	2.04	02/05/2035	-	-	-	-

Executive Employment Agreements

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, as amended most recently on January 26, 2022, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases, taking into account such performance metrics and criteria as established by Mr. Gadot and the Company. For the fiscal year ending December 31, 2025, Mr. Gadot’s annual salary was $556,972, which was increased by 5% for the fiscal year ending December 31, 2026.

Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 75% of base salary, which maximum amount of $417,729 was paid in 2026 for the 2025 fiscal year. In February 2026, the Compensation Committee authorized the payment to Mr. Gadot of a special bonus in the amount of approximately $140,000.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150. Upon execution of the Gadot Agreement, he was granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Gadot of additional compensatory options on an annual basis. In February 2025, the Company granted Mr. Gadot an aggregate of 228,000 options vested in accordance with their terms, and in February 2026, the Company granted Mr. Gadot 480,000 options.

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

Rachel Vaknin Employment Agreement

The Company entered into an employment agreement, dated November 22, 2021, amended as of May 15, 2023, on February 5, 2025 and on February 18, 2026 (as amended, the “Vaknin Agreement”), with Ms. Vaknin, to serve as the Company’s Chief Financial Officer, on an indefinite basis subject to the termination provisions described in the Vaknin Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. For the fiscal year ending December 31, 2025, Ms. Vaknin’s annual salary was 720,000 NIS which was increased by 5% for the fiscal year ending December 31, 2026.

Ms. Vaknin shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 50% (increased from 35% in February 2026) of her annual salary. For the 2025 fiscal year, Ms. Vaknin received a cash bonus of 252,000 NIS (approximately $82,000).

Ms. Vaknin shall be further entitled to a monthly automobile allowance on amount of NIS 5,000 per month plus expenses and applicable taxes, and originally was granted options to purchase 20,000 shares of common stock of the Company based on vesting and other terms set forth in the Vaknin Agreement. Since then, the Compensation Committee of the Board of Directors considers the granting to Ms. Vaknin of additional compensatory options on an annual basis. In February 2025, the Company granted Ms. Vaknin an aggregate of 48,125 options vested in accordance with their terms, and in February 2026, the Company granted Ms. Vaknin 105,000 options.

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

Simon Sharon Employment Agreement

The Company entered into an employment agreement, dated as of March 31, 2018 and amended pursuant to a First Amendment to Employment Agreement dated as of April 19, 2021, as further amended as of May 15, 2023, on February 5, 2025 and on February 18, 2026 (as so amended, the “Sharon Agreement”), with Mr. Sharon, to serve as the Company’s Chief Technology Officer and the General Manager of Microbot Medical Israel, on an indefinite basis subject to the termination provisions described in the Sharon Agreement.

The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company.

Pursuant to the terms of the Sharon Agreement, for the fiscal year ending December 31, 2025, Mr. Sharon’s annual salary was 960,000 NIS, which was increased by 5% for the fiscal year ending December 31, 2026.

Mr. Sharon shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 50% of his annual salary (increased from 35% in February 2026). For the 2025 fiscal year, Mr. Sharon received a cash bonus of approximately $109,000.

Mr. Sharon shall be further entitled to a monthly automobile allowance plus a tax gross up to cover taxes relating to the grant of such motor vehicle, and pursuant to the Sharon Agreement was initially granted options in 2018 to purchase 150,000 shares (pre-stock split) of common stock of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Sharon of additional compensatory options on an annual basis. In February 2025, the Company granted Mr. Sharon an aggregate of 43,750 options and in February 2026, the Company granted Ms. Sharon 105,000 options.

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

Juan Diaz-Cartelle Employment Agreement

We entered into an employment agreement, effective as of December 1, 2023 and as amended on February 5, 2025 and February 18, 2026 (as so amended, the “Diaz-Cartelle Agreement”), with Dr. Diaz-Cartelle, to serve as Chief Medical Officer on an indefinite basis subject to the termination provisions described in the Diaz-Cartelle Agreement. Pursuant to the terms of the Agreement, Dr. Diaz-Cartelle shall receive an annual base salary, which shall be reviewed on an annual basis by the Company’s Compensation Committee, which may provide for increases as it may determine, taking into account such performance metrics and criteria of Dr. Diaz-Cartelle and the Company in its sole discretion. Pursuant to the terms of the Diaz-Cartelle Agreement, for the fiscal year ending December 31, 2025, Dr. Diaz-Cartelle’s annual salary was $367,500, which was increased by 5% for the fiscal year ending December 31, 2026.

Dr. Diaz-Cartelle shall also be entitled to receive a target annual cash bonus, based on corporate performance factors established and assessed by the Compensation Committee, of up to a maximum amount of 50% (up from 35% in February 2026) of his annual base salary, provided that he is employed by the Company as of December 31st of the year to which the Target Bonus relates in order to receive the Target Bonus. For the 2025 fiscal year, Dr. Diaz-Cartelle received a cash bonus of approximately $128,000.

Dr. Diaz-Cartelle shall be entitled to receive incentive equity awards on an annual basis at the discretion of the Compensation Committee, and in February 2025, the Company granted Dr. Diaz-Cartelle an aggregate of 42,000 options and in February 2026, the Company granted Dr. Diaz-Cartelle 105,000 options.

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

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company does not have any adopted policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Company’s Compensation Committee and Board of Directors, as applicable, typically grants options in the first quarter of each fiscal year to the Company’s executive officers and employees, and would typically grants options to independent members of the Board of Directors after each annual meeting of stockholders (which was not followed in 2024, with such options being granted in January 2025, or 2025 with such options being granted in the first quarter of 2026), although such awards are not granted on a predetermined schedule. The board and compensation committee takes material nonpublic information into account when determining the timing and terms of such an award and whether any disclosure of material nonpublic information is timed for the purpose of affecting the value of executive compensation, and will, for instance, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Director Compensation

The Company has an amended compensation package for the non-management members of its Board, pursuant to which, commencing 2026, each such Board member would receive for his or her services $40,000 per annum. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum ($20,000 if Chairman), each member of the Compensation Committee of the Board receives an additional $7,500 per annum ($15,000 if Chairman) and each member of the Corporate Governance and Nominating Committee of the Board receives an additional $5,000 per annum ($10,000 if Chairman). Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of stock options with an additional grant of stock options each year thereafter. The number of options shall be determined by the Compensation Committee or the Board based on, among other factors, a market competitive percentage of the Corporation’s issued and outstanding shares of common stock from time to time. For the 2025 fiscal year, in March 2026 the independent members of the Board were each granted 20,000 options.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Scott Burell	$105,000	-	$55,557	-	-	-	$115,557
Martin Madden	$105,000	-	$55,557	-	-	-	$115,557
Prattipati Laxminarain	$78,750	-	$55,557	-	-	-	$100,557
Aileen Stockburger	$74,500	-	$55,557	-	-	-	$98,107
Tal Wenderow	$70,000	-	$55,557	-	-	-	$95,557
David J. Wilson	$52,500	-	$29,451	-	-	-	$81,951

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to U.S. GAAP. The assumptions used to calculate the fair value of stock option awards are described in Note 11 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 24, 2026, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 24, 2026. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 67,158,044 shares outstanding as of March 24, 2026. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 24, 2026 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Microbot Medical Inc., 175 Derby St., Bld 27, Hingham, MA 02043.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Intracoastal Capital LLC(1)	6,002,185	8.20%

Harel Gadot(2)(3)	1,261,127	1.85%
Scott Burell(3)	109,316	*
Martin Madden(3)	109,316	*
Prattipati Laxminarain(3)	109,316	*
Aileen Stockburger(3)	104,220	*
Simon Sharon(3)	155,044	*
Tal Wenderow(3)	102,629	*
Rachel Vaknin(3)	111,249	*
Juan Diaz-Cartelle(3)	58,925	-
David J. Wilson(3)	20,000	-
All current directors and executive officers as a group (10 persons)(4)	2,141,142	3.10%

* Less than 1%.

(1)	Pursuant to a Schedule 13G filed on January 23, 2026 by Mitchell P. Kopin, Daniel B. Asher and Intracoastal Capital LLC (“Intracoastal” and with Mr. Kopin and Mr. Asher, the “Reporting Persons”), each of the Reporting Persons may have been deemed to have beneficial ownership of 6,002,185 shares of our common stock issuable upon exercise a warrant held by Intracoastal (the “Intracoastal Warrant”) and all such shares of common stock represented beneficial ownership of approximately 8.2% of the Common Stock, based on (1) 67,158,044 shares of Common Stock outstanding as of November 14, 2025, as reported by the Company, plus (2) 6,002,185 shares of Common Stock issuable upon exercise of the Intracoastal Warrant. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301.
(2)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, and (ii) 1,124,280 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.
(3)	Represents options to acquire shares of our common stock.
(4)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (2) and (3).

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

The independent members of our Board are Messrs. Burell, Madden, Laxminarain, Wenderow and Wilson, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, to audit the accounts of the Company for the year ending December 31, 2025.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2025.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2025 and 2024, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2025	2024
Audit Fees (1)	$150,000	$150,000
All Other Fees (2)	110,000	50,000

(1)	Audit fees represent fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.
(2)	Includes fees related to issuing Auditor consents and comfort letters, for Registration Statements on Forms S-1 and S-3, and transfer pricing study.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2025).
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2025).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).
4.2	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.5	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.7	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.8	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.9	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.10	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.11	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)

4.12	Form of Series J Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 16, 2025)
4.13	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 16, 2025)
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.4*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.5*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.6*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan, as amended (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 29, 2025)
10.7*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.8*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.9*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.10*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Employment Agreement, as of March 31, 2018, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 7, 2021)
10.13*	First Amendment to Employment Agreement, dated as of April 19, 2021, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 22, 2021)
10.14	Asset Purchase Agreement with Nitiloop, Ltd. dated October 6, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2022)
10.15*	Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022)
10.16*	Second Amendment to Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2022)
10.17	Letter Agreements dated March 18, 2021 between Microbot Medical Ltd. and Technion Research and Development Foundation Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022, filed on March 31, 2023)
10.18*	Addendum to Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.19*	Addendum to Employment Agreement with Simon Sharon (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.20*	Employment Agreement with Juan Diaz-Cartelle, MD (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 21, 2023)
10.21	Form of Inducement Letter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.22	Registration Rights Agreement dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.23	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)

10.24	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
10.25*	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.26*	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.27*	Amendment to Employment Agreement, dated as of February 5, 2025, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.28	Form of Securities Purchase Agreement, dated as of February 9, 2025, by and among the Company and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.29	Form of Letter Agreement, dated as of September 14, 2025, by and among Microbot Medical Inc. and the holders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 16, 2025)
10.30*	Addendum #3 to Employment Agreement, dated as of February 20, 2026, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
10.31*	Addendum #3 to Employment Agreement, dated as of February 20, 2026, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
10.32*	Amendment #2 to Employment Agreement, dated as of February 20, 2026, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
14.1	Code of Ethics and Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed on March 25, 2025)
19.1	Blackout Period and Trading Window Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed on March 25, 2025)
19.2	Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed on March 25, 2025)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
97.1	Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed on March 27, 2024)
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement
**	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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
Dated: March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 26, 2026
Harel Gadot	(Principal Executive Officer)

/s/ Rachel Vaknin	Chief Financial Officer	March 26, 2026
Rachel Vaknin	(Principal Financial and Accounting Officer)

/s/ David J. Wilson	Director	March 26, 2026
David J. Wilson

/s/ Prattipati Laxminarain	Director	March 26, 2026
Prattipati Laxminarain

/s/ Scott Burell	Director	March 26, 2026
Scott Burell

/s/ Martin Madden	Director	March 26, 2026
Martin Madden

/s/ Aileen Stockburger	Director	March 26, 2026
Aileen Stockburger

/s/ Tal Wenderow	Director	March 26, 2026
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Classification of Warrants Issued during 2025 - Refer to Note 11 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2025, the Company entered into agreements with certain investors pursuant to which it agreed to issue and sell shares of its common stock and warrants. The Company concluded that the warrants met the criteria for equity classification.

We identified the assessment of the classification of the warrants to purchase common stock issued as a critical audit matter. We deemed our audit of the classification as challenging from a perspective of audit effort in comparison to our audit as a whole, because auditor judgment was required to evaluate the appropriate classification due to the application of technical accounting guidance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to classification of the warrants included the following, among others:

●	We read the executed agreements, analyzed and evaluated key terms of the Company’s equity transaction.
●	We evaluated management’s interpretation and application of the relevant accounting guidance to assess the appropriateness of the Company’s conclusion.
●	We tested the consideration received by agreeing cash receipts to bank statement and related supporting documentation.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A firm in the Deloitte Global Network

Tel Aviv, Israel

March 26, 2026

We have served as the Company’s auditor since 2013.

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Notes	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	3	$3,912	$3,114
Marketable securities	3,4	74,680	2,356
Restricted cash		2	49
Inventory	5	584	-
Prepaid expenses and other current assets	6	644	300
Total current assets		79,822	5,819

Long-term assets:
Restricted cash		59	-
Long-term deposit	2G	737	-
Property and equipment, net	8	93	80
Operating right-of-use assets	7	833	132
Total assets		$81,544	$6,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$511	$165
Lease liabilities	7	296	70
Accrued liabilities	9	2,614	2,225
Total current liabilities		3,421	2,460

Non-current liabilities:
Long-term lease liabilities	7	569	41
Total liabilities		3,990	2,501

Commitments and contingencies	10

Shareholders’ equity:

Common stock; $0.01 par value; 120,000,000 and 60,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 67,158,044 and 19,399,513 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	672	195
Additional paid-in capital		180,968	94,279
Accumulated deficit		(104,086)	(90,944)
Total shareholders’ equity		77,554	3,530
Total liabilities and shareholders’ equity		$81,544	$6,031

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	Notes	For the Years Ended December 31,
		2025	2024
Research and development, net	13	$(6,283)	$(6,630)
Sales, general and administrative	14	(8,460)	(4,995)
Operating loss		(14,743)	(11,625)

Financing income, net		1,285	182
Other income	10G	316	-
Net loss		$(13,142)	$(11,443)

Basic and diluted net loss per share		$(0.29)	$(0.73)

Basic and diluted weighted average common shares outstanding		45,790,362	15,644,511

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	11,707,317	$118	$83,884	$(79,501)	$4,501

Issuance of common stock and warrants, net (1)	3,252,351	33	4,386	-	4,419
Issuance of common stock relating to settlement agreement (2)	1,005,965	10	1,101	-	1,111
Issuance of common stock under the at-the-market offering program, net (3)	3,433,880	34	3,483	-	3,517
Share-based compensation	-	-	1,425	-	1,425
Net loss	-	-	-	(11,443)	(11,443)
Balances, December 31, 2024	19,399,513	$195	$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (4)	27,880,955	279	52,452	-	52,731
Issuance of common stock under the at-the-market offering program, net (5)	842,606	8	989	-	997
Issuance of common stock upon exercise of warrants, net (6)	18,987,752	190	32,190	-	32,380
Exercise of options	47,218	*	1	-	1
Share-based compensation	-	-	1,057	-	1,057
Net loss	-	-	-	(13,142)	(13,142)
Balances, December 31, 2025	67,158,044	$672	$180,968	$(104,086)	$77,554

(1)	Net of issuance costs in the amount of $661.
(2)	See note 10F.
(3)	Net of issuance costs in the amount of $239.
(4)	Net of issuance costs in the amount of $5,155, of which $101 had not been paid as of December 31, 2025.
(5)	Net of issuance costs in the amount of $65.
(6)	Net of issuance costs in the amount of $2,370.

*	Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Years Ended December 31,
	2025	2024
Operating activities:
Net loss	$(13,142)	$(11,443)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	47	91
Interest income and unrealized gains from marketable securities, net	-	(1)
Share-based compensation	1,057	1,349
Changes in assets and liabilities:
Inventory	(584)	-
Prepaid expenses and other assets	(182)	69
Accounts payable and accrued liabilities	495	873
Change in long-term deposit	(737)	-
Insurance recovery related to legal settlement and legal expenses received in cash	-	1,335
Legal settlement paid in cash	-	(1,100)
Net cash flows used in operating activities	(13,046)	(8,827)
Investing activities:
Purchase of property and equipment	(60)	(25)
Proceeds from maturities of marketable securities	-	2,500
Purchase of marketable securities	(82,926)	(5,120)
Proceeds from sales of marketable securities	10,602	4,182
Net cash flows (used in) provided by investing activities	(72,384)	1,537
Financing activities:
Issuance of common stock and warrants, net of issuance costs	86,239	7,936
Exercise of options	1	-
Net cash flows provided by financing activities	86,240	7,936

Increase in cash, cash equivalents and restricted cash	810	646
Cash, cash equivalents and restricted cash at beginning of year	3,163	2,517
Cash, cash equivalents and restricted cash at ending of year	$3,973	$3,163

Supplemental disclosure of non-cash investing and financing activities:
Issuance costs not paid	$101	$-
Legal settlement settled through issuance of common stock	$-	$1,111
Right-of-use assets obtained in exchange for lease liabilities	$893	$98
Accrued bonus settled through grant of stock-option awards	$-	$76
Deferred issuance costs	$30	$-

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

Using the Company’s LIBERTY® technological platform, the Company has developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus on the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

The Company and its subsidiary are sometimes collectively referred to as the “Company” as the context may require.

B. Risk Factors:

Through December 31, 2025, the Company has not recognized any revenues, and cannot make any assurances of generating significant revenues in the future.

As of December 31, 2025, the Company had cash equivalents and marketable securities balance of approximately $78,592, excluding restricted cash. The Company expects to incur significant losses for the foreseeable future as it conducts marketing activities for its current product and continues its research and development of any other future product candidates and all other work necessary to obtain regulatory clearances or approvals for its products or product candidates. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date are sufficient to fund the Company’s operations for more than twelve months from issuance date of these consolidated financial statements.

The Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions in order to fund further growth and expansion of the Company. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

B. Risk Factors:

Middle East Conflict

The ongoing risks of operating in Israel have been exacerbated as a result of the October 7, 2023 surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza, then in Lebanon, Syria, Yemen and Iran. These include security and economic risks, risks relating to the Company’s ability to sell or buy internationally, risk of economic instability, risk of exchange rate fluctuation negatively affecting operating costs, and the risk of employees leaving to perform military service. These military operations and related activities are on-going as of the filing date of these consolidated financial statements.

Subsequent to the reporting period, on February 28, 2026, a military operation referred to as “Epic-Fury” commenced with a large-scale attack on Iran carried out in coordination with the United States. In response, Iran launched a counterattack that included the firing of ballistic missiles and unmanned aerial vehicles toward military and civilian targets in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

The Company has considered various ongoing risks relating to these and other military operation and related matters, including:

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

The Company closely monitors how these and other military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY® devices and to ship them outside of Israel. As of the filing date of these consolidated financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations.

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

F. Restricted cash:

Restricted cash serves as collateral for the Company’s lease agreements and are classified as either current or long-term depending on when the anticipated use of these funds will be required.

G. Long-term deposit:

Long-term deposit represents cash advances paid to a vendor as security for the performance of the Company’s payment obligations. The Company does not expect these deposits to be utilized in the normal course of business.

H. Fair value of financial instruments:

The carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short-term maturity of these instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J. Property and equipment:

Property and equipment are presented at cost, less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	Over the lease period

The Company assesses property and equipment impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the property and equipment assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s estimated fair value and its carrying value. For property and equipment assets, the estimate of fair value is typically based on a discounted cash flow model. As of December 31, 2025 and 2024, no impairment charges were recorded.

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

L. Common stock warrants:

The Company accounts for warrants issued to investors as either equity-classified or liability-classified instruments, based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

M. Basic and diluted net loss per share:

Basic net loss per share is calculated by dividing net loss attributable to common stock shareholders by the weighted average number of shares of common stock outstanding during the year without consideration of potentially dilutive securities. For purposes of the diluted net loss per share attributable to common shareholders calculation, stock options and warrants are considered to be common stock equivalents. All common stock equivalents, as detailed in Notes 2P, 11H and 11I, have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2025 and 2024, as their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for both years presented. In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

N. Research and development expenses, net:

Research and development expenses are charged to the statement of comprehensive loss as incurred. Grants for funding of approved research and development projects and others are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses. See Note 2U below. Reimbursement of expenses for research and development projects is recognized as the costs are incurred and is netted against research and development expenses in the statement of comprehensive loss. Research and development reimbursements of $0, and $83 were offset against research and development costs in the years ended December 31, 2025 and 2024, respectively

O. Sales, general and administrative expenses:

Sales, general and administrative expenses are charged to the statement of comprehensive loss as incurred.

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

Q. Income taxes:

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, and 2024, the Company had a full valuation allowance against deferred tax assets due to the uncertainty as to whether the Company’s deferred tax assets will ever be realized in future periods.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

R. Marketable securities:

The Company invests in equity securities. Equity securities consist of a mutual fund. The Company records these investments in the consolidated balance sheet at fair value. Unrealized gains or losses for the equity security are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

The grants are deducted from the research and development expenses as the applicable costs are incurred. Research and development expenses, net, for the years ended December 31, 2025 and 2024, include participation in research and development expenses in the amount of approximately $496 and $149, respectively.

V. Inventory

Inventories primarily consist of raw materials, work-in-process and finished goods produced by our third-party contract manufacturer. Inventories are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or net realizable value.

Inventory costs include the purchase price of materials and other manufacturing costs, including overhead and personnel costs for employees involved in production planning.

The Company regularly evaluates its inventory for excess and obsolescence. The Company considers the expiration of sterilization dates where applicable. When the carrying value of inventory exceeds its estimated net realizable value, the Company records a write-down.

The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. The Company began recognizing inventory related to the manufacture of the Company’s LIBERTY® Endovascular Robotic Surgical System in October 2025, after FDA approval was granted related to Liberty. As such, the manufacturing costs incurred prior to regulatory approval were not recognized as inventory but rather were expensed as incurred as research and development expenses.

W. Segment Reporting

The Company has a single operating and reportable segment, which is the development of robotic devices for endoluminal surgery. See Note 1A for further details. The Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing performance, and allocating resources. For further details, refer to Note 15.

X. Recently Adopted accounting pronouncements:

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. The Company adopted the ASU on its consolidated financial statements and disclosures. For further details, refer to Note 17.

Y. Accounting pronouncements not yet effective:

In November 2024, FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This update aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide disaggregated disclosure of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 3 – CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table sets forth our cash, cash equivalents and marketable securities as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Cash and cash equivalents:
Cash	$3,912	$3,114
Total cash and cash equivalents	$3,912	$3,114

Marketable securities:
Money market mutual funds	$74,680	$2,356
Total marketable securities	$74,680	$2,356

Total cash, cash equivalents and marketable securities	$78,592	$5,470

The unrealized gains on our marketable securities were $4 and $0 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2025 and 2024:

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$74,680	$74,680	$-	$-
	$74,680	$74,680	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$2,356	$2,356	$-	$-
	$2,356	$2,356	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of December 31, 2025 and 2024.

NOTE 5 – INVENTORY

Inventories consisted of the following:

	As of December 31,
	2025	2024

Raw materials	$416	$-
Work-in-process	168	-
Total inventory	$584	$-

There have been no write-downs of inventory from the time inventory was first capitalized.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2025	2024

Amounts due from government institutions	$241	$89
Prepaid expenses and other receivables	403	211
	$644	$300

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 7 - LEASES

In March 2025, the Company entered into a lease agreement for its US office for the period from March 2025 until February 2027. The monthly lease payments are approximately $2.

In July 2025, the Subsidiary entered into a lease agreement for its Israel office for the period from July 2025 until October 2029. The monthly lease payments are approximately $20. To secure the lease payments, the Company issued a bank guarantee of $56 in favor of the facility’s lessor.

Additionally, the Company has several agreements for car leases.

For the years ended December 31, 2025 and 2024, operating lease cost, which is classified as a component of research and development in the consolidated statement of comprehensive loss for all periods presented, was $256 and $215, respectively. Also for the years ended December 31, 2025 and 2024, cash paid under operating lease agreements were $212 and $219, respectively.

Undiscounted maturities of future operating lease payments as of December 31, 2025 are summarized as follows:

As of December 31,
2025
2026	$308
2027	256
2028	238
2029	196
Total future lease payments	998
Less imputed interest	(133)
Total lease liabilities	$865

The following table includes the weighted-average lease terms and discount rates for operating leases as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

Operating leases weighted-average remaining lease term (in years)	3.6	1.6
Operating leases weighted-average discount rate	8.2%	6.7%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 8 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2025	2024
Cost:
Research equipment and software	$241	$193
Leasehold improvement	229	229
Furniture and office equipment	254	242
	724	664
Accumulated Depreciation:
Research equipment and software	152	138
Leasehold improvement	214	210
Furniture and office equipment	265	236
	631	584
	$93	$80

NOTE 9 - ACCRUED LIABILITIES

	As of December 31,
	2025	2024

Employee-related liabilities	$1,979	$1,409
Accrued expenses	537	811
Deferred income grants	93	-
Other current liabilities	5	5
	$2,614	$2,225

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through December 31, 2025 totaling approximately $2,468. This includes amounts received of approximately $518, in 2025 which is a portion of an additional grant from the IIA in the amount of approximately NIS 2,153 (approximately $673) approved by the IIA on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

As of December 31, 2025, the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

C. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Notes 11D.

D. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023, on October 24, 2023 and on May 29, 2024 (which was amended most recently on February 9, 2025), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus in certain circumstances a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to five (5.0%) percent of the aggregate number of such shares of common stock in such offerings, including upon exercise for cash of any warrants issued to investors in such offering. See also Note 11E below.

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

In consideration for the acquisition of the Assets, Microbot Israel shall pay royalties to Nitiloop, which shall not, in the aggregate, exceed $8,000, as follows:

Royalties at a rate of 3%-5% of net revenue generated as a result of sales, license or other exploitation of the Devices; and

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

G. Mona litigation:

In March 2025, an appellate court held in favor of the Company with respect to a 2019 action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. As a result, the Company received a judgment in the amount of approximately $316, net of legal fees and expenses. The amount received was recorded as other income in the Company’s audited consolidated statements of comprehensive loss.

H. Employment-Related Matter

On June 17, 2025, the Company received a demand letter from legal counsel representing a former employee in connection with an employment-related matter. On December 3, 2025, the Company received a charge filed by the former employee with the Massachusetts Commission Against Discrimination and Equal Employment Opportunity Commission, alleging discrimination and retaliation. On January 16, 2026, the Company filed a position statement responding to same and challenging the merits of the charge in total. Based on its initial assessment, the Company believes the allegations lack merit.

I. Accrued bonuses

As of December 31, 2025, the Company recorded accrued bonuses to the CEO, executives and certain employees in the amount of $1,089, related to fiscal year 2025 (refer also to Note 18A).

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

A. Preferred investment options inducement

On December 29, 2023, the Company entered into a preferred investment option exercise inducement offer letter with certain holders of existing (i) Series A preferred investment options to purchase 1,022,495 shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase 350,878 shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase 312,309 shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023, pursuant to which the holders agreed to exercise for cash such preferred investment options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new series E preferred investment options having terms to purchase up to 1,685,682 shares of the Company’s common stock (the “Inducement Investment Options”). Each Inducement Investment Option has an exercise price equal to $1.50 per share, and is exercisable from the date of the issuance until five and one-half (5.5) years following the date of the issuance. The estimated fair value of the Inducement Investment Options using a Black-Scholes options pricing model is approximately $1,853. At the closing on January 3, 2024, the Company received aggregate gross proceeds of approximately $2,730 from the exercise of such preferred investment options by the holders and the sale of the Inducement Investment Options, before deducting placement agent fees and other offering expenses of approximately $333. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 84,284 shares of common stock which have the same terms as the Inducement Investment Options except for an exercise price equal to $2.025 per share. The estimated fair value of the preferred investment options using a Black-Scholes options pricing model is approximately $89.

B. Registered direct and private placement offerings:

On June 3, 2024, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market, an aggregate of 1,566,669 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $1.50 per share, for aggregate gross proceeds of approximately $2,350 before deducting the placement agent fee and related offering expenses of approximately $328. In a concurrent private placement, the Company agreed to issue to the investors series F preferred investment options to purchase up to 3,133,338 shares of common stock at an exercise price of $1.50 per share. Each Series F preferred investment option is exercisable immediately and will expire two years from the initial exercise date.

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

NOTE 11 - SHARE CAPITAL

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

On June 10, 2025, at the Company’s annual meeting of stockholders, an amendment to the Company’s articles of incorporation was approved, increasing the number of authorized shares of common stock to 120,000,000. The amendment was subsequently filed with and accepted by the State of Delaware law and became effective on that date. Refer to Note 11F.

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

C. Equity Classification:

The common stock of the Company is classified as equity under the requirements of ASC Topic 505 Equity.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

Pursuant to the guidance of ASC 480 and ASC 815 the warrants were classified as equity instruments.

The Company analyzed the accounting treatment for all of the outstanding preferred investment options issued to Wainwright and all such preferred investment options are equity-classified awards.

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

E. Exercise of Investment Options

During the year ended December 31, 2025, the Company raised approximately $33,855 in gross proceeds from the exercise of an aggregate of 18,613,585 outstanding Series E, Series F, Series G, Series H and Series I preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 10D, the Company incurred placement agent cash fees of approximately $2,370. Additionally, the Company issued an aggregate of 930,680 placement agent options in accordance with such engagement letter.

Additionally, during the year ended December 31, 2025, the Company received gross proceeds of approximately $895 from the exercise of an aggregate of 374,167 outstanding placement agent options.

F. Increase in Authorized Share

Following the 2025 annual meeting of stockholders of the Company held on June 10, 2025, the Company filed with the State of Delaware a certificate of amendment to the Company’s restated certificate of incorporation, as amended, which increased the total number of shares of common stock authorized for issuance to 120,000,000 shares, with a corresponding increase in the total authorized shares from 61,000,000 to 121,000,000. Immediately thereafter, the Company had 121,000,000 shares of authorized stock, consisting of (i) 120,000,000 shares of common stock, and (ii) 1,000,000 shares of undesignated preferred stock.

G. Investment Inducement Transaction

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

At the first closing of the Inducement Transaction, which occurred on September 16, 2025, certain Holders exercised Existing Preferred Investment Options to purchase up to an aggregate of 12,064,627 shares of Company’s common stock for cash and received New Preferred Investment Options to purchase up to an aggregate of 12,064,627 shares of Company’s common stock. At the second closing of the Inducement Transaction on September 29, 2025, a certain Holder exercised Existing Preferred Investment Options to purchase 600,000 shares of Company’s common stock for cash and received New Preferred Investment Options to purchase up to 600,000 shares of Company’s common stock. At the third closing of the Inducement Transaction, which occurred on October 6, 2025, certain Holders exercised Existing Preferred Investment Options to purchase up to an aggregate of 1,324,488 shares of Company’s common stock for cash and received New Preferred Investment Options to purchase up to an aggregate of 1,324,488 shares of Company’s common stock.

The Company received aggregate gross proceeds of approximately $29,286 from the exercise of the Existing Preferred Investment Options at the closings, before deducting placement agent fees and other offering expenses of approximately $2,472, of which $101 had not been paid as of December 31, 2025. Additionally, as a result of the Inducement Transaction, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 10D, the Company issued an aggregate of 699,456 placement agent options.

The inducement occurred concurrently with a fund raising. Pursuant to the guidance of ASC 480 and ASC 815 the warrants were classified as equity instruments before and after the warrant modification. In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the incremental change in fair value of the warrants was accounted as an equity issuance cost, which was recorded to additional paid-in capital.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

H. Employee Stock Option Grants and Exercises:

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

During the year ended December 31, 2025, the Company granted the CEO, other executives and certain employees, and certain board members 228,000, 483,875 and 70,000 options, respectively.

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

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

H. Employee Stock Option Grants and Exercises:

	For the Year Ended December 31, 2025
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2024	2,497,366	$4.70
Granted	781,875	2.12
Exercised	(47,218)	0.01
Forfeitures	(126,408)	3.30
Outstanding as of December 31, 2025	3,105,615	$4.18

Exercisable as of December 31, 2025	2,342,707	$4.91

	For the Year Ended December 31, 2024
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2023	2,095,362	$5.51
Granted	562,067	1.24
Forfeitures	(160,063)	3.23
Outstanding as of December 31, 2024	2,497,366	$4.70

Exercisable as of December 31, 2024	1,866,523	$5.63

The Company recognizes forfeitures of outstanding options as they occur.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, and 2024, the aggregate intrinsic value of the outstanding options is $726 and $75, respectively, and the aggregate intrinsic value of the exercisable options is $558 and $69, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $1.65 and $0.99, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

H. Employee Stock Option Grants and Exercises:

As of December 31, 2025, there were approximately $1,109 of total unrecognized compensation costs related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 2 years.

The stock options outstanding as of December 31, 2025 and 2024, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2025	Stock options outstanding as of December 31, 2024	Weighted average remaining contractual life – years as of December 31, 2025	Weighted average remaining contractual life – years as of December 31, 2024	Stock options exercisable as of December 31, 2025	Stock options exercisable as of December 31, 2024
0.00-0.99	39,359	86,577	5.66	3.8	26,234	61,577
1.00-3.73	2,032,875	1,299,562	8.31	8.7	1,283,092	731,559
4.2-7.26	499,636	577,482	5.82	5.9	499,636	539,642
8.16-9.64	380,872	380,872	4.56	5.6	380,872	380,872
15.3-15.75	152,873	152,873	1.76	2.7	152,873	152,873
	3,105,615	2,497,366			2,342,707	1,866,523

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - SHARE CAPITAL

H. Employee Stock Option Grants and Exercises:

The grant date fair values of employee stock options granted in the years ended December 31, 2025 and 2024 were estimated using the Black-Scholes valuation model with the following:

For the Years Ended December 31,
	2025	2024
Expected volatility	94.0%-102.3%	90.4%-100.7%
Risk-free interest	3.7%-4.4%	3.5%- 4.3%
Dividend yield	-	-
Expected terms (years)	5.5-5.8	5-10

I. Warrants:

The remaining outstanding warrants and terms as of December 31, 2025 and 2024 are as follows:

Issuance date	Outstanding and exercisable as of December 31, 2025	Outstanding and exercisable as of December 31, 2024	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028

Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028

Warrant series E January 2024	-	1,685,682	$1.50	July 3, 2029
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant series F June 2024	-	3,133,338	$1.50	June 3, 2026
Warrant to underwriters June 2024	28,102	78,333	$1.88	June 3, 2026
Warrant to underwriters January 2025	71,750	-	$2.19	January 7, 2027
Warrant to underwriters January 2025	189,428	-	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	-	$1.88	July 8, 2030
Warrant to underwriters February 2025	109,478	-	$2.66	June 10, 2027
Warrant to underwriters September 2025	10,362	-	$1.88	March 16, 2028
Warrant to underwriters September 2025	31,429	-	$2.12	March 16, 2028
Warrant to underwriters September 2025	138,906	-	$2.62	March 16, 2028
Warrant to underwriters September 2025	422,535	-	$2.66	March 16, 2028
Warrant to underwriters September 2025	30,000	-	$2.62	March 29, 2028
Warrant to underwriters September 2025	53,758	-	$1,88	March 16, 2031
Warrant to underwriters September 2025	146,306	-	$1.88	September 16, 2027
Warrant to underwriters September 2025	368,572	-	$2.12	September 16, 2027
Warrant to underwriters September 2025	143,723	-	$2.63	September 16, 2027
Warrant to underwriters September 2025	187,794	-	$2.66	September 16, 2027
Warrant series J September 2025	12,064,627	-	$4.50	March 16, 2028
Warrant series J September 2025	600,000	-	$4.50	March 29, 2028
Warrant series J October 2025	1,324,488	-	$4.50	April 6, 2028
Warrant series J October 2025	66,224	-	$2.66	April 6, 2028
	16,312,990	5,192,335

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share were presented in the consolidated statements of comprehensive loss for the years ended December 31, 2025 and 2024.

In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2025 and 2024, potentially dilutive securities excluded from the diluted loss per share calculation are 19,418,605 and 7,689,701, respectively.

NOTE 13 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	For the Years Ended December 31,
	2025	2024
Payroll and related expenses	$(3,688)	$(3,382)
Share-based compensation	(230)	(292)
Materials and subcontractors	(1,898)	(2,165)
Patents	(171)	(178)
Rent	(270)	(225)
Office and maintenance expenses	(122)	(67)
Depreciation	(43)	(93)
Other	(357)	(377)
Less - grants	496	149
	$(6,283)	$(6,630)

NOTE 14 – SALES, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Years Ended December 31,
	2025	2024
Payroll and related expenses	$(3,747)	$(1,994)
Government fees	(42)	-
Share-based compensation	(827)	(1,057)
Professional services	(1,971)	(1,059)
Insurance	(393)	(442)
Public and investor relations	(197)	(132)
Office and maintenance expenses	(213)	(74)
Travel	(335)	(84)
Other	(735)	(153)
	$(8,460)	$(4,995)

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 15 – SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Significant segment expenses
Payroll and payroll related	$(7,435)	$(5,376)
Materials and subcontractors	(1,898)	(2,165)
Share-based compensation	(1,057)	(1,349)
Other segment items (*)	(2,752)	(2,553)
Net loss	$(13,142)	$(11,443)

(*)	Other segment expense items included within net loss include professional services, patents, overhead and depreciation, travel expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Long-lived assets and operating lease right-of-use assets by geographical areas were as follows:

	As of December 31,
	2025	2024
Israel	$885	$209
United States	41	3
	$926	$212

NOTE 16 - RELATED PARTIES

There were no material related party transactions in each of the years ended December 31, 2025 and 2024 that were outside of the Company’s normal course of business.

NOTE 17 - TAXES ON INCOME

The Company is subject to U.S. federal tax rate of 21% for the years ended December 31, 2025 and 2024.

The Company has not been audited by the Internal Revenue Service since its incorporation.

As of December 31, 2025 and 2024, the Company has generated accumulated net operating losses in the U.S. of approximately $517,992 and $511,371, respectively. The Company has available carryforward net operating losses amounting to approximately $108,969 at the U.S. federal level. This consists of pre-2017 net operating losses subject to a 20-year limitation per Section 382, amounting to approximately $83,848, and post-2017 net operating losses which can be carried forward indefinitely, amounting to approximately $25,121. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Microbot Israel is subject to Israeli corporate tax rate of 23% for the year ended December 31, 2025 and 2024. Microbot Israel has not received a final tax assessment since 2020.

As of December 31, 2025 and 2024, Microbot Israel has generated accumulated net operating losses in Israel of approximately $54,074 and $47,553, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 17 - TAXES ON INCOME

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2025	2024

Net operating loss carryforwards	$121,215	$118,309
Operating lease liabilities	198	26
Accrued vacation pay	101	69
Advance payment from IIA	22	-
Total deferred tax assets	121,536	118,404
Less: valuation allowance	(121,345)	(118,374)
Net deferred tax assets	191	30

Operating leases, right-of-use assets	(191)	(30)
Total deferred tax liabilities	(191)	(30)
Total net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

	Year ended December 31, 2025
	Tax	Rate
U.S. federal tax rate	$(2,760)	21%

Statutory tax rate difference between U.S. and Israel	(130)	1%
Changes in valuation allowances	2,971	(22%)

Share-based compensation	227	(2%)
Other adjustments	(308)	2%
Effective tax rate	$-	0%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 18 – SUBSEQUENT EVENTS

A.	Stock option grants and other compensation:

In February 2026, the Company authorized and approved the CEO a total bonus amounting to approximately $556, out of which an approximate amount of $417 is related to fiscal year 2025 and $139 is a special bonus. The company also approved salary increase to the CEO.

In February 2026, the Company authorized and approved bonuses to executives and certain employees in the amount of approximately $434, related to fiscal year 2025, and approved salary increases to executives and certain employees.

Furthermore, in February and March 2026, the Company granted the CEO and executives 480,000 and 315,000 options, respectively. Additionally, the Company approved to grant 292,500 options to certain employees.

B.	Bank guarantee:

In February 2026, the Company provided an unconditional bank guarantee on amount of $800. The guarantee was provided to secure the Company’s obligations in respect of purchases made by the subcontractor that manufactures inventory for the Company. The guarantee will be exercised only in the event that the Company fails to settle its payment obligations to the subcontractor for such purchases.

