Form 10-Q
period 2026-03-31
Microbot Medical Inc.
filed 2026-05-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,164,801 shares of Common Stock, $0.01 par value at May 13, 2026.

MICROBOT MEDICAL INC. AND SUBSIDIARY

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of March 31, 2026	As of December 31, 2025
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$3,657	$3,912
Marketable securities	2	68,843	74,680
Restricted cash		200	2
Restricted deposit		806	-
Accounts receivable		105	-
Inventory		2,257	584
Prepaid expenses and other current assets		660	644
Total current assets		76,528	79,822

Long-term assets:
Restricted cash		60	59
Long-term deposit		420	737
Property and equipment, net		188	93
Operating right-of-use assets	6	870	833
Total assets		$78,066	$81,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$1,085	$511
Lease liabilities	6	324	296
Accrued liabilities		1,978	2,614
Total current liabilities		3,387	3,421

Non-current liabilities:
Long-term lease liabilities, net of current portion	6	574	569
Total liabilities		3,961	3,990

Shareholders’ equity:

Common stock; $0.01 par value; 120,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 67,158,044 shares issued and outstanding as of March 31, 2026 and December 31, 2025		672	672
Additional paid-in capital		181,190	180,968
Accumulated deficit		(107,757)	(104,086)
Total shareholders’ equity		74,105	77,554
Total liabilities and shareholders’ equity		$78,066	$81,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
	Unaudited
Revenues	$105	$-
Cost of revenues	(103)	-
Gross profit	2	-
Research and development, net	(1,293)	(1,459)
Sales, general and administrative	(3,029)	(1,562)
Operating loss	(4,320)	(3,021)
Other income (see Note 3F)	-	316
Financing income, net	649	104
Net loss	$(3,671)	$(2,601)

Basic and diluted net loss per share	$(0.05)	$(0.08)
Basic and diluted weighted average common shares outstanding	67,158,044	31,085,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2024 (Audited)	19,399,513	$195	$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (1)	13,891,840	139	25,778	-	25,917
Issuance of common stock under the at-the-market offering program, net (2)	842,606	8	989	-	997
Issuance of common stock upon exercise of warrants, net (3)	610,517	6	846	-	852
Share-based compensation	-	-	256	-	256
Net loss	-	-	-	(2,601)	(2,601)
Balances, March 31, 2025 (Unaudited)	34,744,476	$348	$122,148	$(93,545)	$28,951

Balances, December 31, 2025 (Audited)	67,158,044	$672	$180,968	$(104,086)	$77,554
Share-based compensation	-	-	222	-	222
Net loss	-	-	-	(3,671)	(3,671)
Balances, March 31, 2026 (Unaudited)	67,158,044	$672	$181,190	$(107,757)	$74,105

(1)	Net of issuance costs in the amount of $2,683, of which $10 had not been paid as of March 31, 2025.
(2)	Net of issuance costs in the amount of $65.
(3)	Net of issuance costs in the amount of $64.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2026	2025
	Unaudited	Unaudited
Operating activities:
Net loss	$(3,671)	$(2,601)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	12	15
Interest income and unrealized gains from marketable securities	(222)	-
Share-based compensation	222	256
Changes in assets and liabilities:
Accounts receivable	(105)	-
Inventory	(1,673)	-
Prepaid expenses and other assets	-	73
Other payables and accrued liabilities	384	(617)
Net cash flows used in operating activities	(5,053)	(2,874)
Investing activities:
Purchases of property and equipment	(108)	(13)
Purchases of marketable securities	(441)	(28,118)
Proceeds from sales of a marketable securities	6,500	3,301
Increase in long-term deposit	(148)	-
Increase in restricted deposit	(806)	-
Net cash flows provided by (used in) investing activities	4,997	(24,830)

Financing activities:
Issuance of common stock and warrants, net of issuance costs	-	27,806
Net cash flows provided by financing activities	-	27,806

(Decrease) increase in cash, cash equivalents and restricted cash	(56)	102
Cash, cash equivalents and restricted cash at beginning of period	3,973	3,163
Cash, cash equivalents and restricted cash at end of period	$3,917	$3,265

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$101	$47
Deferred issuance costs	$-	$30
Issuance costs not paid	$-	$10

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

Using the Company’s LIBERTY® technological platform, the Company has developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus on the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

The Company and Microbot Medical Ltd., an Israeli corporation and the Company’s sole subsidiary (“Microbot Israel”), are sometimes collectively referred to as the “Company” as the context may require.

B. Risk Factors

Through March 31, 2026, the Company has not recognized any significant revenues and cannot make any assurances of generating significant revenues in the future.

As of March 31, 2026, the Company had cash equivalents and marketable securities balance of approximately $72,500, excluding restricted cash. The Company expects to incur significant losses for the foreseeable future as it conducts manufacturing operations, marketing activities for its current product and continues its research and development of any other future product candidates and all other work necessary to obtain regulatory clearances or approvals for its products or product candidates. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these consolidated financial statements.

The Company intends to seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions in order to fund further growth and expansion of the Company. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Middle East Conflict

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operations at first in Gaza and then in Lebanon. Since that time, the hostilities have escalated into a regional armed conflict involving Iran, Israel, and the United States, including direct military operations and retaliatory actions, as well as engagement by Iran-supported groups across multiple fronts. These developments have included military activity in Syria following the collapse of the Assad regime and Israel’s subsequent military operations in Syria, intensified hostilities by and against the Houthis in Yemen, and continued exchanges involving Iranian-aligned forces throughout the region, including in Lebanon. This regional armed conflict and related hostilities remain ongoing as of the filing date of these consolidated financial statements. Although there have been temporary cease-fires and periods of reduced military activity from time to time, these have been limited in duration and scope and have not resulted in a sustained reduction in regional hostilities or overall security risks.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

The Company has considered various ongoing risks relating to these and other military operation and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, may not be fully active and operational, as instructed by the relevant authorities or due to security conditions, workforce mobilization, or disruptions arising from expanded regional hostilities;
●	Significant disruptions to international air travel and cargo transportation in and out of Israel, including the suspension or reduction of service by certain commercial airlines, flight cancellations, delays, increased costs, and logistical constraints;
●	The decreasing international regard for Israeli-based companies in certain quarters, including as a result of the Israeli government’s policies in Gaza and the West Bank, the recent conflict with Iran and heightened regional geopolitical tensions; and
●	Possible and actual boycotts of Israel and Israeli-based companies, which may adversely affect the Company’s ability to do business in certain jurisdictions or with certain industry groups or potential customers, among others.

The Company closely monitors how these and other military operations and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY® Endovascular Robotic System devices and to ship them outside of Israel. In addition, the Company is also monitoring how negative international reaction to the events in Gaza, the West Bank and elsewhere in the Middle East or any further escalation of hostilities involving Iran could create a corresponding negative perception of companies based in Israel, which if broad enough, could negatively impact the Company’s business.

As of the filing date of these consolidated financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations as a result of the ongoing regional armed conflict involving Israel, Iran, and the United States. However, the Company continues to closely monitor the situation, as the current conflict remains fluid and subject to further escalation or expansion. Any material intensification or broadening of hostilities, including additional direct or indirect actions involving Iran or Iran-supported groups, the collapse of any cease-fire or de-escalation efforts, or other changes in the security environment could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical, regulatory, and other operational activities. The Company currently does not have any specific contingency plans in place in the event of any such escalation or change in circumstances.

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

Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Revenues:

Revenue is derived from the sale of the LIBERTY® Endovascular Robotic Systems.

Revenue is measured as the amount of consideration we expect to be entitled to, in exchange for transferring products to our customers and is recognized when or as performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (i) identify contract(s) with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied.

The Company accepts returns in accordance with its product warranty policy, as in effect from time to time.

Cost of revenues:

Cost of revenues consists primarily of direct and indirect costs related to the manufacturing of LIBERTY® Endovascular Robotic Systems for commercial sale, including third-party manufacturing costs, freight, storage costs, royalties, and inventory write-downs.

Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$68,843	$68,843	$-	$-
	$68,843	$68,843	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$74,680	$74,680	$-	$-
	$74,680	$74,680	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of March 31, 2026 and December 31, 2025.

Allowance for credit losses:

The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

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

The Company recognizes the expense for equity classified awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. If no explicit service period is determined, the Company estimates the implicit service period based on the timing the employee is expected to achieve the related performance condition.

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

Recent Accounting Pronouncements:

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

In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this guidance on our interim disclosures.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through March 31, 2026 totaling approximately $2,468. This includes amounts received of approximately $518 in 2025, which is a portion of an additional grant from the IIA in the amount of approximately NIS 2,153 (approximately $673), which was approved by the IIA on July 15, 2025 to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic System.

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

As of March 31, 2026, the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50, to further finance the marketing activities of the LIBERTY® Endovascular Robotic System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic System up to the grant amount plus interest.

B. TRDF agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to the Company’s Self-Cleaning Shunt (SCS) project and its TipCat assets in addition to certain technology relating to the LIBERTY® Endovascular Robotic System. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

In October 2022 the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023 and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023. As a result, as of the date of these financial statements, the License Agreement is limited to the certain technology relating to the LIBERTY® Endovascular Robotic System.

C. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Note 4C and Note 7.

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

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus in certain circumstances a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to five (5.0%) percent of the aggregate number of such shares of common stock in such offerings, including upon exercise for cash of any warrants issued to investors in such offering. See also Note 4A and 4D.

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

F. Mona litigation:

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

G. Employment-Related Matter

On June 17, 2025, the Company received a demand letter from legal counsel representing a former employee in connection with an employment-related matter. On December 3, 2025, the Company received a charge filed by the former employee with the Massachusetts Commission Against Discrimination (MCAD) and Equal Employment Opportunity Commission (EEOC), alleging discrimination and retaliation. On January 16, 2026, the Company filed a position statement responding to the same and challenging the merits of the charge in total. On March 6, 2026 the former employee filed a rebuttal to same. On May 4, 2026, the MCAD/EEOC dismissed the charge based on the former employee’s notification of intent to file a private right of action in civil court. Based on its initial assessment, the Company believes the allegations lack merit.

H. Accrued bonuses

As of March 31, 2026, the Company recorded accrued bonuses to the CEO, executives and employees, in the aggregate amount of $357.

NOTE 4 - SHARE CAPITAL

A. Registered direct and private placement offerings:

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

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 305,164 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.66 per share.

On June 10, 2025, at the Company’s annual meeting of stockholders, an amendment to the Company’s articles of incorporation was approved, increasing the number of authorized shares of common stock to 120,000,000. The amendment was subsequently filed with and accepted by the State of Delaware law and became effective on that date. Refer to Note 4E.

As a result, the Series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share, and the placement agent preferred investment options to purchase up to 305,164 shares of common stock at an exercise price of $2.66 per share, each of which was issued on February 11, 2025, became immediately exercisable until their two year anniversary.

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

C. At-the-market offerings:

On July 1, 2024, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $4,820 of the Company’s shares of common stock pursuant to the ATM Agreement. In January 2025, the Company issued 842,606 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $1,062 before deducting sales agent commissions and other offering expenses of $65. Refer to Note 7.

D. Exercise of Investment Options

During the year ended December 31, 2025, the Company raised approximately $33,855 in gross proceeds from the exercise of an aggregate of 18,613,585 outstanding Series E, Series F, Series G, Series H and Series I preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company incurred placement agent cash fees of approximately $2,370. Additionally, the Company issued an aggregate of 930,680 placement agent options in accordance with such engagement letter.

Additionally, during the year ended December 31, 2025, the Company received gross proceeds of approximately $895 from the exercise of an aggregate of 374,167 outstanding placement agent options.

E. Increase in Authorized Share

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

F. Investment Inducement Transaction

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

The Company received aggregate gross proceeds of approximately $29,286 from the exercise of the Existing Preferred Investment Options at the closings, before deducting placement agent fees and other offering expenses of approximately $2,472, of which $101 had not been paid as of March 31, 2026. Additionally, as a result of the Inducement Transaction, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company issued an aggregate of 699,456 placement agent options.

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

G. Employee Stock Option Grants and Exercises:

During the year ended December 31, 2025:

●	The Company determined that 35,625 out of 132,500 performance-based options granted in February 2024 had met their milestones and been vested, while the remainder 96,875 options which did not meet their milestones had been forfeited.

●	At the Company’s annual meeting of stockholders, an amendment to the Company’s 2020 Omnibus Performance Award Plan (as amended) was approved. This amendment increased the number of shares of common stock authorized and reserved for issuance under the plan by 2,591,019 shares.
●	The Company granted the CEO, other executives and certain employees, and certain board members 228,000, 483,875 and 70,000 options, respectively.
●	A former advisor of the Company exercised 47,218 vested options at an exercise price of NIS 0.01 per option. As a result of this exercise, the Company received total consideration of approximately $1.

The stock options vest over a period of three years as outlined in the option agreements evidencing such option grants.

During the three months ended March 31, 2026, the Company granted the CEO and executives 480,000 and 315,000 options, respectively.

H. Warrants:

The remaining outstanding warrants and terms as of March 31, 2026 and December 31, 2025 are as follows:

Issuance date	Outstanding and exercisable as of March 31, 2026	Outstanding and exercisable as of December 31, 2025	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028

Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028

Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant to underwriters June 2024	28,102	28,102	$1.88	June 3, 2026
Warrant to underwriters January 2025	71,750	71,750	$2.19	January 7, 2027
Warrant to underwriters January 2025	189,428	189,428	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	30,526	$1.88	July 8, 2030
Warrant to underwriters February 2025	109,478	109,478	$2.66	June 10, 2027
Warrant to underwriters September 2025	10,362	10,362	$1.88	March 16, 2028
Warrant to underwriters September 2025	31,429	31,429	$2.19	March 16, 2028
Warrant to underwriters September 2025	138,906	138,906	$2.62	March 16, 2028
Warrant to underwriters September 2025	422,535	422,535	$2.66	March 16, 2028
Warrant to underwriters September 2025	30,000	30,000	$2.62	March 29, 2028
Warrant to underwriters September 2025	53,758	53,758	$1,88	March 16, 2031
Warrant to underwriters September 2025	146,306	146,306	$1.88	September 16, 2027
Warrant to underwriters September 2025	368,572	368,572	$2.19	September 16, 2027
Warrant to underwriters September 2025	143,723	143,723	$2.63	September 16, 2027
Warrant to underwriters September 2025	187,794	187,794	$2.66	September 16, 2027
Warrant series J September 2025	12,064,627	12,064,627	$4.50	March 16, 2028
Warrant series J September 2025	600,000	600,000	$4.50	March 29, 2028
Warrant series J October 2025	1,324,488	1,324,488	$4.50	April 6, 2028
Warrant to underwriters October 2025	66,224	66,224	$2.63	April 6, 2028
	16,312,990	16,312,990

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025

Revenues	$105	$-
Cost of revenues	(103)	-
Payroll and payroll related	(2,816)	(1,548)
Materials and subcontractors	(78)	(278)
Share-based compensation	(222)	(256)
Other segment items (*)	(557)	(519)
Net loss	$(3,671)	$(2,601)

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – LEASES

In March 2025, the Company entered into a lease agreement for its US office for the period from March 2025 until February 2027. The monthly lease payments are approximately $2.

In July 2025, Microbot Israel entered into a lease agreement for its Israel office for the period from July 2025 until October 2029. The monthly lease payments are approximately $19. To secure the lease payments, the Company issued a bank guarantee of $54 in favor of the facility’s lessor.

Additionally, the Company has several agreements for car leases.

Future minimum lease obligations under our non-cancelable lease agreements as of March 31, 2026 were as follows:

2026	$259
2027	300
2028	267
2029	197
Total future lease payments	1,023
Less imputed interest	(125)
Total lease liabilities	$898

The following table includes the weighted-average lease terms and discount rates for operating leases as of March 31, 2026:

Operating leases weighted average remaining lease term (in years)	3.34
Operating leases weighted average discount rate	8.03%

The Company’s lease cost for the three months ended March 31, 2026 was $35. This cost is classified as operating lease expense in the Company’s consolidated statements of comprehensive loss for the three months ended March 31, 2026.

Cash paid under operating lease agreements for the three months ended March 31, 2026 is $100.

Right-of-use assets obtained in exchange for lease liabilities for the three months ended March 31, 2026 is $101.

NOTE 7 – SUBSEQUENT EVENTS

At-the-Market Offering

On April 10, 2026, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $39,231 of the Company’s shares of common stock pursuant to the ATM Agreement. As of filing date of these interim financial statements, the Company issued 6,757 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $17 before deducting sales agent commissions and other offering expenses of $1.

Additional grant option to employees and board of directors

In April 2026, the Company granted the board of directors and employees 60,000 and 272,500 options, respectively.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Using our LIBERTY® technological platform, we have developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus in the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

Technological Platforms

LIBERTY® Endovascular Robotic System

The FDA-cleared LIBERTY® Endovascular Robotic System features a unique compact, single-use design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of consumables.

The LIBERTY® Endovascular Robotic System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff, when compared to other robotic systems.

We believe the addressable markets for the LIBERTY® Endovascular Robotic System in its current version includes the peripheral interventional radiology market, with future versions expected to include the Interventional Cardiology and Interventional Neuroradiology markets.

The unique characteristics of the LIBERTY® Endovascular Robotic System - compact, mobile, disposable and remotely controlled – also may open the opportunity of expanding telerobotic interventions to patients with limited access to life-saving procedures.

The LIBERTY® Endovascular Robotic System is designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.
●	Fully disposable - To our knowledge, the first fully disposable robotic system for endovascular procedures.
●	One & Done® - Has the potential to be compatible with our NovaCross® products or possibly other instruments that combines guidewire and microcatheter into a single device. We are currently evaluating this combination in different applications.
●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional microcatheter (“over the wire”) device.
●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide catheters.
●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and reduce physical strain due to the need for heavy lead vests otherwise to be worn during procedures.
●	Ease of use - A remote control designed to be intuitive aims to simplify advanced procedures while shortening the physician’s learning curve.
●	Telemedicine capability – May serve as a platform for supporting tele-catheterization, carried out remotely by highly trained specialists. Our research collaboration with Corewell Health™ has demonstrated the feasibility of using the LIBERTY® Endovascular Robotic System between separate and remote facilities in a coronary simulation model. The project assesses the feasibility of using the LIBERTY® Endovascular Robotic System to perform simulated cardiovascular interventional procedures across two sites within the Corewell Health™ system located 5 miles apart. The telesurgery feature of the LIBERTY® Endovascular Robotic System is still being evaluated and is not covered under the Company’s 510(k) clearance with the U.S. Food and Drug Administration (“FDA”).

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented robust policies and procedures for the development and manufacture of regulated medical products. This is a certification ensuring compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and supporting our future CE Mark approval, and ultimately allowing us to market the LIBERTY® Endovascular Robotic System in Europe as well as other regions who accept the CE Mark. We anticipate CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, in view of recent FDA quality system management regulations and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

On September 8, 2025, we announced that the FDA has granted 510(k) clearance for the LIBERTY® Endovascular Robotic System and in November 2025, we announced the limited market release of the LIBERTY® Endovascular Robotic System to selected high procedure volume regions where we already experienced preliminary demand for the product. The Company’s full market release was at the Society of Interventional Radiology conference in April 2026.

The Company entered into an agreement with Emory University, which will allow the parties to evaluate and explore the potential for a future collaboration in connection with autonomous robotics in endovascular procedures. Under the terms of the agreement, Emory University will assume the responsibility of exploring the feasibility of integrating the LIBERTY® Endovascular Robotic System with an imaging system to create an autonomous robotic system for endovascular procedures. In November 2025, we announced that Emory University Hospital adopted LIBERTY® Endovascular Robotic System for patient care, and that we are collaborating with it to establish an Endovascular Robotics Program in interventional radiology.

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

Middle East Conflict

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operations at first in Gaza and then in Lebanon. Since that time, the hostilities have escalated into a regional armed conflict involving Iran, Israel, and the United States, including direct military operations and retaliatory actions, as well as engagement by Iran-supported groups across multiple fronts. These developments have included military activity in Syria following the collapse of the Assad regime and Israel’s subsequent military operations in Syria, intensified hostilities by and against the Houthis in Yemen, and continued exchanges involving Iranian-aligned forces throughout the region, including in Lebanon. This regional armed conflict and related hostilities remain ongoing as of the filing date of these consolidated financial statements. Although there have been temporary cease-fires and periods of reduced military activity from time to time, these have been limited in duration and scope and have not resulted in a sustained reduction in regional hostilities or overall security risks.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

The Company has considered various ongoing risks relating to these and other military operation and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, may not be fully active and operational, as instructed by the relevant authorities or due to security conditions, workforce mobilization, or disruptions arising from expanded regional hostilities;
●	Significant disruptions to international air travel and cargo transportation in and out of Israel, including the suspension or reduction of service by certain commercial airlines, flight cancellations, delays, increased costs, and logistical constraints;
●	The decreasing international regard for Israeli-based companies in certain quarters, including as a result of the Israeli government’s policies in Gaza and the West Bank, the recent conflict with Iran and heightened regional geopolitical tensions; and
●	Possible and actual boycotts of Israel and Israeli-based companies, which may adversely affect the Company’s ability to do business in certain jurisdictions or with certain industry groups or potential customers, among others.

The Company closely monitors how these and other military operations and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY® Endovascular Robotic System devices and to ship them outside of Israel. In addition, the Company is also monitoring how negative international reaction to the events in Gaza, the West Bank and elsewhere in the Middle East or any further escalation of hostilities involving Iran could create a corresponding negative perception of companies based in Israel, which if broad enough, could negatively impact the Company’s business.

As of the filing date of these consolidated financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations as a result of the ongoing regional armed conflict involving Israel, Iran, and the United States. However, the Company continues to closely monitor the situation, as the current conflict remains fluid and subject to further escalation or expansion. Any material intensification or broadening of hostilities, including additional direct or indirect actions involving Iran or Iran-supported groups, the collapse of any cease-fire or de-escalation efforts, or other changes in the security environment could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical, regulatory, and other operational activities. The Company currently does not have any specific contingency plans in place in the event of any such escalation or change in circumstances.

Financial Operations Overview

Revenues

Our revenues consists of selling our LIBERTY® Endovascular Robotic System to hospitals.

Cost of Revenues

Our cost of revenues consists primarily of labor expenses, materials, and other related manufacturing costs associated with manufacturing units of the LIBERTY® Endovascular Robotic System.

Gross Profit and Gross Margin

Gross profit is calculated as net revenue less cost of goods sold. We calculate gross margin as gross profit divided by net revenue. Our gross margin has been and will continue to be affected by a variety of factors, including sales price and volume, costs associated with third-party manufacturing, direct labor costs, and costs of other operation activities. We expect our gross margin to increase over the long term with production scale and other planned manufacturing efficiencies.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of the costs associated with salaries, benefits and related expenses, sales and marketing activities, professional fees for accounting, auditing, consulting, legal services, and insurance expenses. Microbot expects that its sales, general and administrative expenses will increase over the long-term, as it expands its operating and commercialization activities, maintains compliance with exchange listing and SEC requirements.

Microbot expects these potential increases will likely include management costs, the costs of building out marketing and sales teams for the LIBERTY® Endovascular Robotic System, legal fees, accounting fees, insurance premiums and expenses associated with investor relations.

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

The Company began ramping up inventory manufacturing for units of the LIBERTY® Endovascular Robotic System intended for sale after receiving FDA clearance on September 4, 2025.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth the key components of Microbot’s results of operations for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Revenues	$105	$-	$105
Cost of revenues	(103)	-	(103)
Research and development expenses, net	(1,293)	(1,459)	166
Sales, General and administrative expenses	(3,029)	(1,562)	(1,467)
Other income	-	316	(316)
Financing income, net	649	104	545
Net loss	$(3,671)	$(2,601)	$(1,070)

Revenues. During the three-month period ended March 31, 2026, the Company generated revenue exclusively from the sale of the LIBERTY® Endovascular Robotic System in its Limited Market Release to certain hospital customers, compared with no revenue in the corresponding period of 2025 as the Company had not yet commenced commercial operations. In the third quarter of 2025, the Company launched the Limited Market Release of the LIBERTY® Endovascular Robotic System, where it strategically introduced the product into select high procedure volume regions. This Limited Market Release continued through the end of the three-month period ended March 31, 2026. The Company commenced its Full Market Release subsequent to the three month period ended March 31, 2026, in April 2026.

Cost of revenues. Cost of revenue consists primarily of direct and indirect costs related to the manufacturing of units of the LIBERTY® Endovascular Robotic System for commercial sale, including personnel costs, third-party manufacturing costs, packaging services, freight, storage costs, and write down of inventories. The Company did not recognize cost of revenues for the three-month period ended March 31, 2025 as it had not yet commenced commercial operations.

Research and Development Expenses. The decrease for the three months ended March 31, 2026, compared to the same periods in 2025, was primarily due to increases government grants recognized as a reduction of research and development expenses in 2026, as well as a decrease in professional services expenses which was primarily due to the capitalization of manufacturing costs into inventory in 2026. In contrast, during 2025, prior to the Company’s receipt of FDA clearance for the LIBERTY® Endovascular Robotic System in September 2025, such manufacturing costs were expensed as incurred within research and development expense. This decrease was partially offset by an increase in payroll and related expenses due to new hires, salary increases and bonuses.

Sales, General and Administrative Expenses. The increase for the three months ended March 31, 2026, compared to the same periods in 2025, was primarily due to an increase in payroll and related expenses mainly due to new hiring, salary increases and bonuses and increase in commercialization activities.

Other Income. During the three months ended March 31, 2025, the Company received a judgment in the amount of approximately $316,000 net of legal fees and expenses. This judgment is non-recurring and no similar payments or other income was paid to the Company during the three months ended March 31, 2026.

Financing Income. The increase for the three months ended March 31, 2026 compared to the same periods in 2025, was primarily due to higher interest income from short-term investments resulting from the capital raised in 2025.

Liquidity and Capital Resources

As of March 31, 2026, Microbot has not recognized any significant revenues, and cannot make any assurances of generating significant revenues in the future. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2026, Microbot had a net working capital of approximately $73.1 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $76.4 million as of December 31, 2025. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues to ramp up manufacturing and commercialization of the LIBERTY® Endovascular Robotic System, continues research and development efforts with respect to other uses for it and other potential technologies and products, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2026, Microbot has raised cash proceeds of approximately $168.3 million. Since inception (November 2010) through March 31, 2026, Microbot incurred a total cumulative loss of approximately $107.8 million.

In the third quarter of 2025, the Company launched the Limited Market Release of the LIBERTY® Endovascular Robotic System, where it strategically introduced the product into select high procedure volume regions. This Limited Market Release continued through the end of the three-month period ended March 31, 2026, generating $105,000 in revenues during that period. The Company commenced its Full Market Release subsequent to the three month period ended March 31, 2026, in April 2026, and is seeking to grow its customer base and its revenues.

During our fiscal year ended December 31, 2025 and through March 31, 2026, we raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our At-the-Market facility;
●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;
●	In January 2025, approximately $916,000 in gross proceeds from the exercise of outstanding preferred investment options, before fees and expenses of $64,164;
●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from the sale of our securities to institutional investors;
●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of approximately $161,000;
●	In May 2025, approximately $1.4 million in gross proceeds from the exercise of outstanding Series F preferred investment options, before fees and expenses of approximately $98,000;
●	In June 2025, approximately $1.3 million in gross proceeds from the exercise of outstanding Series E, F and G preferred investment options, before fees and expenses of approximately $93,000;
●	In July 2025, approximately $12.2 million in gross proceeds from the exercise of outstanding Series F and G preferred investment options, before fees and expenses of approximately $706,000;
●	In August 2025, approximately $15.2 million in gross proceeds from the exercise of outstanding Series E, G, H, I preferred investment options, before fees and expenses of approximately $1.1 million;
●	In September 2025, approximately $472,500 in gross proceeds from the exercise of outstanding Series H preferred investment options, before fees and expenses of $33,075;
●	In September 2025, approximately $895,744 in gross proceeds from the exercise of placement agent options;
●	In September 2025, an aggregate of approximately $26.5 million in gross proceeds from an inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $2.2 million, from institutional investors; and
●	In October 2025, an aggregate of approximately $2.8 million in gross proceeds from the inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $223,000, from institutional investors.

In addition, on April 10, 2026, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $39,230,691 of the Company’s shares of common stock pursuant to the At-the-Market facility.

As of filing date of these interim financial statements, the Company issued 6,757 shares of its common stock pursuant to the Company’s At the Market facility, for total gross proceeds of approximately $17,021 before deducting sales agent commissions and other offering expenses of $781.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2026 in the total amount of approximately $2.5 million. This amount includes amounts received of approximately $518,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 2.2 million (approximately $673,000) approved on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

As of March 31, 2026, Microbot received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic System up to the grant amount plus interest.

To the extent available, Microbot intends to continue to raise capital through future public and private issuances of debt and/or equity securities, including pursuant to our At-the-Market facility described above and upon any cash exercise of its outstanding investment options by the holders of such options, to fund its commercial activities and working capital and general business purposes, including to continue to build a commercial and sales team in the U.S. and elsewhere as part of its full market release of the LIBERTY® Endovascular Robotic System which commenced in April 2026. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot is determined to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations, and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all, and will need additional funds to continue the commercialization process for the LIBERTY® Endovascular Robotic System.

As of the filing date of this Quarterly Report on Form 10-Q, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash flows used in operating activities	$(5,053)	$(2,874)
Net cash flows provided by (used in) investing activities	4,997	(24,830)
Net cash flows provided by financing activities	-	27,806
(Decrease) increase in cash, cash equivalents and restricted cash	$(56)	$102

The increase in net cash flows used in operating activities during the three months ended March 31, 2026 compared the same periods in 2025, was primarily from an increase in the cost to manufacture inventory of the LIBERTY® Endovascular Robotic System, sales and marketing, and general and administration expenses.

The increase of net cash flows provided by investing activities was primarily due to mostly purchases of marketable securities during the period ending March 31, 2025 compared to mostly sales of marketable securities during the same period in 2026.

The decrease in net cash flows provided by financing activities was due to issuance of common stock and warrants during the first quarter of 2025, with no similar activity during the comparable period in 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2026 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3G to the unaudited financial statements for the fiscal quarter ended March 31, 2026, earlier in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any share repurchase activity for the three months ended March 31, 2026.

Except as [set forth above or as] previously disclosed in the Company’s Current Reports on Form 8-K filed from time to time with the Securities and Exchange Commission, the Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).

3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.1	Addendum #3 to Employment Agreement, dated as of February 20, 2026, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
10.2	Addendum #3 to Employment Agreement, dated as of February 20, 2026, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
10.3	Amendment #2 to Employment Agreement, dated as of February 20, 2026, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 24, 2026)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 2026.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

