Form 10-Q
period 2026-06-30
Microbot Medical Inc.
filed 2026-08-11
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,164,801 shares of Common Stock, $0.01 par value at August 11, 2026.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	June 30, 2026	December 31, 2025
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$3,152	$3,912
Marketable securities	2	64,215	74,680
Restricted cash		200	2
Restricted deposit		814	-
Accounts receivable		176	-
Inventory		2,907	584
Prepaid expenses and other current assets		709	644
Total current assets		72,173	79,822

Long-term assets:
Restricted cash		63	59
Long-term deposit		13	737
Property and equipment, net		316	93
Operating right-of-use assets		800	833
Total assets		$73,365	$81,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$871	$511
Lease liabilities		326	296
Accrued liabilities		2,691	2,614
Total current liabilities		3,888	3,421

Non-current liabilities:
Long-term lease liabilities		550	569
Total liabilities		4,438	3,990

Shareholders’ equity:

Common stock; $0.01 par value; 120,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 67,164,801 and 67,158,044 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.		672	672
Additional paid-in capital		181,639	180,968
Accumulated deficit		(113,384)	(104,086)
Total shareholders’ equity		68,927	77,554
Total liabilities and shareholders’ equity		$73,365	$81,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
Revenues	$241	$-	$346	$-
Cost of Revenues	(884)	-	(987)	-
Gross loss	(643)	-	(641)	-
Research and development, net	(1,861)	(2,111)	(3,154)	(3,570)
Sales, general and administrative	(3,684)	(1,612)	(6,713)	(3,174)
Operating loss	(6,188)	(3,723)	(10,508)	(6,744)
Other income (see Note 3F)	-	-	-	316
Financing income, net	561	223	1,210	327
Net loss	$(5,627)	$(3,500)	$(9,298)	$(6,101)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.14)	$(0.18)
Basic and diluted weighted average common shares outstanding	67,163,613	36,488,014	67,160,844	33,801,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2024 (Audited)	19,399,513	$195	$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (1)	13,891,840	139	25,778	-	25,917
Issuance of common stock under the at-the-market offering, net (2)	842,606	8	989	-	997
Issuance of common stock upon exercise of warrants, net (3)	610,517	6	846	-	852
Share-based compensation	-	-	256	-	256
Net loss	-	-	-	(2,601)	(2,601)
Balances, March 31, 2025 (Unaudited)	34,744,476	348	122,148	(93,545)	28,951
Issuance of common stock upon exercise of warrants, net (4)	3,213,840	32	4,474	-	4,506
Shares pending issuance on exercise of warrants (5)	-	-	163	-	163
Share-based compensation	-	-	237	-	237
Net loss	-	-	-	(3,500)	(3,500)
Balances, June 30, 2025 (Unaudited)	37,958,316	$380	$127,022	$(97,045)	$30,357

(1)	Net of issuance costs in the amount of $2,683.
(2)	Net of issuance costs in the amount of $65.
(3)	Net of issuance costs in the amount of $64.
(4)	Net of issuance costs in the amount of $340, of which $93 had not been paid as of June 30, 2025.
(5)	Net of issuance costs in the amount of $12. See Note 4C.

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2025 (Audited)	67,158,044	$672	$180,968	$(104,086)	$77,554
Share-based compensation	-	-	222	-	222
Net loss	-	-	-	(3,671)	(3,671)
Balances, March 31, 2026 (Unaudited)	67,158,044	672	181,190	(107,757)	74,105
Issuance of common stock under the at-the-market offering, net (6)	6,757	-	16	-	16
Share-based compensation	-	-	433	-	433
Net loss	-	-	-	(5,627)	(5,627)
Balances, June 30, 2026 (Unaudited)	67,164,801	$672	$181,639	$(113,384)	$68,927

(6)	Net of issuance costs in the amount of $1. See Note 4G.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2026	2025
	Unaudited	Unaudited
Operating activities:
Net loss	$(9,298)	$(6,101)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	27	27
Interest income and unrealized gains from marketable securities	(215)	(119)
Share-based compensation	655	493
Changes in assets and liabilities:
Accounts receivable	(176)	-
Inventory	(2,323)	-
Prepaid expenses and other assets	69	161
Other payables and accrued liabilities	1,219	92
Net cash flows used in operating activities	(10,042)	(5,447)
Investing activities:
Purchases of property and equipment	(250)	(22)
Purchases of marketable securities	(1,070)	(31,918)
Proceeds from sales of marketable securities	11,750	5,801
Increase in long-term deposit	(148)	-
Increase in restricted deposit	(814)	-
Net cash flows provided by (used in) investing activities	9,468	(26,139)

Financing activities:
Issuance of common stock and warrants, net	16	32,558
Net cash flows provided by financing activities	16	32,558

Increase (decrease) in cash, cash equivalents and restricted cash	(558)	972
Cash, cash equivalents and restricted cash at beginning of period	3,973	3,163
Cash, cash equivalents and restricted cash at end of period	$3,415	$4,135

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$101	$89
Issuance costs not paid	$-	$93
Deferred issuance costs	$-	$30

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$3,152	$4,082
Restricted cash	263	53
Cash, cash equivalents and restricted cash	$3,415	$4,135

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

Using the Company’s LIBERTY® technological platform, the Company has developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic System (“LIBERTY”) is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus on the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

Microbot Medical Inc. (the “Company”), Microbot Medical Ltd. (“Microbot Israel”), an Israeli corporation and wholly owned subsidiary of the Company, and Microbot Medical R.D.I Ltd (“Microbot RDI”), an Israeli corporation and wholly owned subsidiary of Microbot Israel, are sometimes collectively referred to herein as the “Company,” as the context may require.

B. Risk Factors

As of June 30, 2026, the Company had cash equivalents and marketable securities balance of approximately $67,367, excluding restricted cash. The Company expects to incur significant losses for the foreseeable future as it conducts manufacturing operations, sales and marketing activities for its current product and continues its research and development of any other future product candidates and all other work necessary to obtain regulatory clearances or approvals for its products or product candidates. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these consolidated financial statements.

During the six months ended June 30, 2026, the Company has commenced recognition of revenues, in the amount of $346. The Company cannot make any assurances of continuing to generate revenues, or of generating significant revenues, in the future.

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

The Company closely monitors how these and other military operations and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY devices and to ship them outside of Israel. In addition, the Company is also monitoring how negative international reaction to the events in Gaza, the West Bank and elsewhere in the Middle East or any further escalation of hostilities involving Iran could create a corresponding negative perception of companies based in Israel, which if broad enough, could negatively impact the Company’s business.

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

Operating results for the three and six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Revenues:

Revenue is derived from the sale of the LIBERTY devices.

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

The Company’s contracts generally contain a single performance obligation, consisting with the promise to transfer the product to the customer.

Revenue is recognized at a point-in-time. It utilizes the core principle of recognizing revenue when the Company satisfies performance obligations as evidenced by the transfer of control of its products to the customer, which generally occurs upon delivery in accordance with the shipping terms specified in the contract.

The Company accepts returns in accordance with its product warranty policy, as in effect from time to time.

Cost of revenues:

Cost of revenues consists primarily of direct and indirect costs related to the manufacturing of LIBERTY for commercial sale, including third-party manufacturing costs, freight, storage costs, royalties, and inventory write-downs.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$64,215	$64,215	$-	$-
	$64,215	$64,215	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$74,680	$74,680	$-	$-
	$74,680	$74,680	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of June 30, 2026 and December 31, 2025.

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

For stock options that qualify as “plain-vanilla”, the expected term is calculated using the simplified method. For stock options that do not qualify as “plain-vanilla”, the Company’s management estimated that the expected stock option term is the contractual term of the options.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10 Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, presentation and disclosure requirements for government grants received by business entities, including guidance for grants related to an asset and grants related to income. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements and related disclosures.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through June 30, 2026, totaling approximately $2,468. This includes amounts received of approximately $518 in 2025, which is a portion of an additional grant from the IIA in the amount of approximately NIS 2,153 (approximately $673), which was approved by the IIA on July 15, 2025 to further finance the development of the manufacturing process of LIBERTY.

In addition, as a result of the agreement with Nitiloop, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3.0% - 5% of its future sales of the products relating to such grants.

The grants are linked to the exchange rate of the U.S dollar to the New Israeli Shekel and bears interest of SOFR per year (SOFR is a benchmark interest rate which replaced LIBOR).

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

As of June 30, 2026, the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50, to further finance the marketing activities of LIBERTY in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of LIBERTY up to the grant amount plus interest.

B. TRDF agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to its then Self-Cleaning Shunt (“SCS”) project and TipCat assets, which also governed certain technology relating to LIBERTY. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

In October 2022, the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023 and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023. As a result, as of the date of these financial statements, the License Agreement is limited to the certain technology relating to LIBERTY.

C. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Note 4C below.

D. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023, on October 24, 2023, and on May 29, 2024 (which was amended most recently on February 9, 2025), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

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

F. Mona litigation:

In March 2025, an appellate court held in favor of the Company with respect to a 2019 action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. As a result, during the three-month period ended March 31, 2025, the Company received a judgment in the amount of approximately $316, net of legal fees and expenses. The amount received was recorded as other income in the Company’s interim condensed consolidated statement of comprehensive loss for the six-month period ending June 30, 2025.

G. Employment-Related Matter

On December 3, 2025, after having terminated an at-will employee in May 2025, the Company received a charge filed by the former employee with the Massachusetts Commission Against Discrimination (MCAD) and Equal Employment Opportunity Commission (EEOC). On January 16, 2026, the Company filed a position statement responding to the same and challenging the merits of the charge in total. On May 4, 2026, the MCAD/EEOC dismissed the charge based on the former employee’s notification of intent to file a private action in civil court. On May 22, 2026, the Company filed a complaint against the former employee captioned Microbot Medical, Inc. v. Paul Mullen, in Massachusetts Superior Court, Plymouth County, alleging breach of contract and breach of covenant of good faith and fair dealing. Subsequently, on May 22, 2026, the former employee filed a complaint captioned Paul Mullen v. Microbot Medical Inc. et. al., in Massachusetts Superior Court, Plymouth County, alleging violation of Massachusetts fair employment practice laws and wage/hour laws. On June 23, 2026, the Company filed its answer, denying all claims. Based on its initial assessment, the Company believes the former employee’s allegations lack merit and intend to defend against them; however, the matter is in the early stages of litigation and the Company can express no opinion as to the likely outcome of this matter.

H. Accrued bonuses

As of June 30, 2026, the Company recorded accrued bonuses to the CEO, executives and employees, in the aggregate amount of $604.

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

As a result, the Series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share, and the placement agent preferred investment options to purchase up to 305,164 shares of common stock at an exercise price of $2.66 per share, each of which was issued on February 11, 2025, became immediately exercisable until their two-year anniversary.

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

On April 10, 2026, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $39,231 of the Company’s shares of common stock pursuant to the ATM Agreement. As of June 30, 2026, the Company issued 6,757 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $17 before deducting sales agent commissions and other offering expenses of $1.

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

E. Increase in Authorized Shares

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

The Company received aggregate gross proceeds of approximately $29,286 from the exercise of the Existing Preferred Investment Options at the closings, before deducting placement agent fees and other offering expenses of approximately $2,472, of which $101 had not been paid as of June 30, 2026. Additionally, as a result of the Inducement Transaction, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company issued an aggregate of 699,456 placement agent options.

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

During the six months ended June 30, 2026, the Company granted the CEO, certain employees, and certain board members 480,000, 587,500 and 60,000 options, respectively.

H. Warrants:

The remaining outstanding warrants and terms as of June 30, 2026, and December 31, 2025, are as follows:

Issuance date	Outstanding and exercisable as of June 30, 2026	Outstanding and exercisable as of December 31, 2025	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant to underwriters June 2024	-	28,102	$1.88	June 3, 2026
Warrant to underwriters January 2025	71,750	71,750	$2.19	January 7, 2027
Warrant to underwriters January 2025	189,428	189,428	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	30,526	$1.88	July 8, 2030
Warrant to underwriters February 2025	109,478	109,478	$2.66	June 10, 2027
Warrant to underwriters September 2025	10,362	10,362	$1.88	March 16, 2028
Warrant to underwriters September 2025	31,429	31,429	$2.19	March 16, 2028
Warrant to underwriters September 2025	138,906	138,906	$2.62	March 16, 2028
Warrant to underwriters September 2025	422,535	422,535	$2.66	March 16, 2028
Warrant to underwriters September 2025	30,000	30,000	$2.62	March 29, 2028
Warrant to underwriters September 2025	53,758	53,758	$1.88	March 16, 2031
Warrant to underwriters September 2025	146,306	146,306	$1.88	September 16, 2027
Warrant to underwriters September 2025	368,572	368,572	$2.19	September 16, 2027
Warrant to underwriters September 2025	143,723	143,723	$2.63	September 16, 2027
Warrant to underwriters September 2025	187,794	187,794	$2.66	September 16, 2027
Warrant series J September 2025	12,064,627	12,064,627	$4.50	March 16, 2028
Warrant series J September 2025	600,000	600,000	$4.50	March 29, 2028
Warrant series J October 2025	1,324,488	1,324,488	$4.50	April 6, 2028
Warrant to underwriters October 2025	66,224	66,224	$2.63	April 6, 2028
	16,284,888	16,312,990

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$241	$-	$346	$-
Cost of Revenues	(884)	-	(987)	-
Payroll and payroll related	(3,092)	(1,576)	(5,908)	(3,124)
Materials and subcontractors	(308)	(665)	(386)	(943)
Share-based compensation	(433)	(237)	(655)	(493)
Other segment items (*)	(1,151)	(1,022)	(1,708)	(1,541)
Net loss	$(5,627)	$(3,500)	$(9,298)	$(6,101)

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – LEASES

In March 2025, the Company entered into a lease agreement for its US office for the period from March 2025 until February 2027. The monthly lease payments are approximately $2.

In July 2025, Microbot Israel entered into a lease agreement for its Israel office for the period from July 2025 until October 2029. The monthly lease payments are approximately $21. To secure the lease payments, the Company issued a bank guarantee of $60 in favor of the facility’s lessor.

Additionally, the Company has several agreements for car leases.

Future minimum lease obligations under our non-cancelable lease agreements as of June 30, 2026 were as follows:

2026	$179
2027	318
2028	284
2029	210
Total future lease payments	991
Less imputed interest	(115)
Total lease liabilities	$876

The following table includes the weighted-average lease terms and discount rates for operating leases as of June 30, 2026:

Operating leases weighted average remaining lease term (in years)	3.14
Operating leases weighted average discount rate	8.05%

The Company’s lease cost for the three and six months ended June 30, 2026 was $110 and $192, respectively. This cost is classified as operating lease expense in the Company’s consolidated statements of comprehensive loss for the three and six months ended June 30, 2026.

Cash paid under operating lease agreements for the six months ended June 30, 2026 was $195.

Right-of-use assets obtained in exchange for lease liabilities for the six months ended June 30, 2026 were $101.

NOTE 7 – SUBSEQUENT EVENT

Acquisition of Certain Patents

On July 28, 2026, the Company acquired certain patents and related technology and assets (collectively, the “Assets”) from Forge Medical Inc. (“Forge”), relating to Forge’s discontinued VasoStat Hemostasis device (“VasoStat”). VasoStat was designed to provide arterial compression at the puncture-site following catheterization procedures for the purpose of stopping bleeding and for use following radial and tibial catheterization procedures. The purchase price for the Assets is limited to potential royalties payable to Forge as, if and when the Company commercializes the Assets, based upon a formula set forth in the purchase agreement for the Assets, and in any event is limited to a maximum of $5,000. The Company has the sole discretion in relation to the use (or non-use) of the Assets, including whether and/or to what extent to commercialize the assets; however, the Company has agreed to use commercially reasonable efforts to initiate commercialization of the Assets within two years (or in certain events, three years) of the acquisition. In the event the Company does not commercialize the Assets, they will be returned to Forge without any further consideration, payment, penalty or refund.

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

Technological Platforms

LIBERTY® Endovascular Robotic System

The FDA-cleared LIBERTY® Endovascular Robotic System features a unique compact, single use design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of consumables.

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

The LIBERTY® Endovascular Robotic System has been designed to have the following attributes:

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

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented robust policies and procedures for the development and manufacture of regulated medical products. This is a certification ensuring compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and supporting our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic System in Europe as well as other regions who accept the CE Mark. We anticipate CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, in view of the recent revision published by the FDA regarding the quality system management regulation and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

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

The Company entered into an agreement with Emory University, which will allow the parties to evaluate and explore the potential for a future collaboration in connection with autonomous robotics in endovascular procedures. Under the terms of the agreement, Emory University will assume the responsibility of exploring the feasibility of integrating the LIBERTY® Endovascular Robotic System with an imaging system to create an autonomous robotic system for endovascular procedures .

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

The Company closely monitors how the military operations and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future commercial, clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the LIBERTY® Endovascular Robotic System devices and to ship them outside of Israel. In addition, the Company is also monitoring how negative international reaction to the events in Gaza, the West Bank and elsewhere in the Middle East or any further escalation of hostilities involving Iran could create a corresponding negative perception of companies based in Israel, which if broad enough, could negatively impact the Company’s business.

As of the filing date of these consolidated financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations as a result of the ongoing regional armed conflict involving Israel, Iran, and the United States. However, the Company continues to closely monitor the situation, as the current conflict remains fluid and subject to further escalation or expansion. Any material intensification or broadening of hostilities, including additional direct or indirect actions involving Iran or Iran-supported groups, the collapse of ~~any~~ cease-fire or de-escalation efforts, or other changes in the security environment could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical, regulatory, and other operational activities. The Company currently does not have any specific contingency plans in place in the event of any such escalation or change in circumstances.

Financial Operations Overview

Revenues

Revenues consist of selling our LIBERTY® Endovascular Robotic System to hospitals.

Cost of Revenues

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth the key components of Microbot’s results of operations for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$241	$-	$241	$346	$-	$346
Cost of revenues	(884)	-	(884)	(987)	-	(987)
Research and development expenses, net	(1,861)	(2,111)	250	(3,154)	(3,570)	416
Sales, general and administrative expenses	(3,684)	(1,612)	(2,072)	(6,713)	(3,174)	(3,539)
Other income	-	-	-	-	316	(316)
Financing income, net	561	223	338	1,210	327	883
Net loss	(5,627)	(3,500)	(2,127)	(9,298)	(6,101)	(3,197)

Revenues. During the three- and six-month periods ended June 30, 2026, the Company generated revenue exclusively from the sale of the LIBERTY® Endovascular Robotic System in its limited market release and full market release to certain hospital customers, compared with no revenue in the corresponding period of 2025 as the Company had not yet commenced commercial operations. The Company transitioned from the limited market release to the full market release in April 2026.

In the third quarter of 2025, the Company launched the limited market release of the LIBERTY® Endovascular Robotic System, where it strategically introduced the product into select high procedure volume regions. This limited market release continued through March 31, 2026, generating $105,000 in revenues during the three-month period then ended. In April 2026, the Company transitioned from the limited market release to the full market release of the LIBERTY® Endovascular Robotic System and is pursuing broader commercial adoption to grow its customer base and revenues. The Company generated $241,000 in revenues during the three-month period ended on June 30, 2026.

Cost of revenues. Cost of revenues consists primarily of direct and indirect costs related to the manufacturing of units of the LIBERTY® Endovascular Robotic System for commercial sale, including personnel costs, third-party manufacturing costs, packaging services, freight, storage costs, royalties, and write down of inventories. The Company did not recognize cost of revenues for the three- and six-month periods ended June 30, 2025 as it had not yet commenced commercial operations.

Cost of revenues increased in the three-month period ended June 30, 2026 compared to the three-month period ended March 31, 2026 primarily due to the following factors:

During the first quarter, certain units sold included inventory that had been manufactured prior to FDA clearance, for which those costs were included in R&D expenses in prior periods. Cost of revenues increased during the second quarter primarily due to higher manufacturing labor costs and increased customer concessions.

We expect our cost of revenues per system to decrease over time as production volumes grow. In addition, we are implementing several cost-reduction initiatives.

Research and Development Expenses. The decrease for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to an increase in government grants recognized as a reduction of research and development expenses in 2026. Additionally, manufacturing costs were capitalized into inventory in 2026, by contrast, during 2025, prior to the Company’s receipt of FDA clearance for the LIBERTY® Endovascular Robotic System in September 2025, such manufacturing costs were expensed as incurred within research and development expense. This decrease was partially offset by an increase in payroll and related expenses due to new hires, salary increases and bonuses, increase in patent expenses, and increase in allocation expenses due to increase in office maintenance.

Sales, General and Administrative Expenses. The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to an increase in payroll and related expenses mainly due to new hiring of sales and marketing personnel, salary increases and bonuses, as well as increases in legal and other general operating expenses related to commercialization activities.

Other Income. During the six months ended June 30, 2025, the Company received a judgment in the amount of approximately $316,000 net of legal fees and expenses. This judgment is non-recurring and no similar payments or other income was paid to the Company during the three or six months ended June 30, 2026.

Financing Income. The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to interest income from short-term investments resulting from the capital raised in 2025.

Liquidity and Capital Resources

During the six months ended June 30, 2026, the Company has commenced recognition of revenues, in the amount of $346,000. The Company cannot make any assurances of continuing to generate revenues, or of generating significant revenues, in the future. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2026, Microbot had a net working capital of approximately $67.3 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $76.4 million as of December 31, 2025. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues to ramp up manufacturing and commercialization of the LIBERTY® Endovascular Robotic System, continues research and development efforts with respect to other uses for it and other potential technologies and products, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2026, Microbot has raised cash proceeds of approximately $168.3 million and incurred a total cumulative loss of approximately $113.4 million.

During the fiscal year ended December 31, 2025 and through June 30, 2026, we raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our At-the-Market facility;

●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;

●	In January 2025, approximately $916,000 in gross proceeds from the exercise of outstanding preferred investment options, before fees and expenses of $64,164;

●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from the sale of our securities to institutional investors;

●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of $161,000;

●	In May 2025, approximately $1.4 million in gross proceeds from the exercise of outstanding Series F preferred investment options, before fees and expenses of $98,000;

●	In June 2025, approximately $1.3 million in gross proceeds from the exercise of outstanding Series E, F and G preferred investment options, before fees and expenses of approximately $93,000.

●	In July 2025, approximately $12.2 million in gross proceeds from the exercise of outstanding Series F and G preferred investment options, before fees and expenses of approximately $706,000.

●	In August 2025, approximately $15.2 million in gross proceeds from the exercise of outstanding Series E, G, H, I preferred investment options, before fees and expenses of approximately $1.1 million.

●	In September 2025, approximately $472,500 in gross proceeds from the exercise of outstanding Series H preferred investment options, before fees and expenses of $33,075;

●	In September 2025, approximately $895,744 in gross proceeds from the exercise of placement agent options;

●	In September 2025, an aggregate of approximately $26.5 million in gross proceeds from an inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $2.2 million, from institutional investors;

●

In October 2025, an aggregate of approximately $2.8 million in gross proceeds from the inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $223,000, from institutional investors: and

●	On April 15, 2026, the Company issued 6,757 shares of its common stock pursuant to the Company’s At the Market facility, for total gross proceeds of approximately $17,021 before deducting sales agent commissions and other offering expenses of $781.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2026, in the total amount of approximately $2.5 million. This amount includes amounts received of approximately $518,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 2.2 million (approximately $673,000) approved on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

As of June 30, 2026, Microbot received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic System up to the grant amount plus interest.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(10,042)	$(5,447)	$(4,595)
Net cash provided by (used in) investing activities	9,468	(26,139)	35,607
Net cash provided by financing activities	16	32,558	(32,542)

Increase (decrease) in cash, cash equivalents and restricted cash	$(558)	$972	$(1,530)

The increase in net cash flows used in operating activities during the six months ended 2026 compared with the same period in 2025 was primarily from an increase in manufacturing expenses and sales and marketing expenses relating to the release of the LIBERTY® Endovascular Robotic System as we shift to commercialization of the product and due to an increase in salary and bonus expenses.

The increase of net cash flows provided by investing activities was primarily due to purchases of marketable securities during the six-month period ended June 30, 2025, compared to mostly sales of marketable securities during the comparable period in 2026.

The decrease in net cash flows provided by financing activities was due to issuances of common stock and warrants during the first quarter of 2025, with no similar activity during the comparable period in 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2026 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3G to the unaudited financial statements for the fiscal quarter ended June 30, 2026, earlier in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any share repurchase activity for the three months ended June 30, 2026.

Except as previously disclosed in the Company’s Current Reports on Form 8-K filed from time to time with the Securities and Exchange Commission, the Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).

3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2025)
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025)
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August, 2026.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

