Form 10-Q
period 2026-09-30
Microbot Medical Inc.
filed 2026-11-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,164,801 shares of Common Stock, $0.01 par value at November 12, 2026.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	September 30, 2026	December 31, 2025
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$2,292	$3,912
Marketable securities	2	59,536	74,680
Restricted cash		200	2
Restricted deposit	2	821	-
Accounts receivable		90	-
Inventory		3,213	584
Prepaid expenses and other current assets		717	644
Total current assets		66,869	79,822

Long-term assets:
Restricted cash		62	59
Long-term deposit		-	737
Property and equipment, net		486	93
Operating right-of-use assets	6	794	833
Total assets		$68,211	$81,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$857	$511
Lease liabilities	6	334	296
Accrued liabilities		3,069	2,614
Total current liabilities		4,260	3,421

Non-current liabilities:
Long-term lease liabilities	6	504	569
Total liabilities		4,764	3,990

Shareholders’ equity:	4

Common stock; $0.01 par value; 120,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 67,164,801 and 67,158,044 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.		672	672
Additional paid-in capital		182,001	180,968
Accumulated deficit		(119,226)	(104,086)
Total shareholders’ equity		63,447	77,554
Total liabilities and shareholders’ equity		$68,211	$81,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
Revenues	$72	$-	$418	$-
Cost of Revenues	(1,095)	-	(2,083)	-
Gross loss	(1,023)	-	(1,665)	-
Research and development, net	(1,629)	(1,171)	(4,781)	(4,741)
Sales and marketing	(2,001)	(531)	(5,257)	(531)
General and administrative	(1,841)	(2,159)	(5,298)	(5,333)
Operating loss	(6,494)	(3,861)	(17,001)	(10,605)
Other income (see Note 3F)	-	-	-	316
Financing income, net	652	284	1,861	611
Net loss	$(5,842)	$(3,577)	$(15,140)	$(9,678)

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.23)	$(0.25)
Basic and diluted weighted average common shares outstanding	67,164,801	48,095,384	67,162,177	38,618,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

				Additional		Total
	Common Stock			Paid-In	Accumulated	Shareholders’
	Shares	Amount		Capital	Deficit	Equity

Balances, December 31, 2024 (Audited)	19,399,513	$195		$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (1)	13,891,840	139		25,778	-	25,917
Issuance of common stock under the at-the-market offering, net (2)	842,606	8		989	-	997
Issuance of common stock upon exercise of warrants, net (3)	610,517	6		846	-	852
Share-based compensation	-	-		256	-	256
Net loss	-	-		-	(2,601)	(2,601)
Balances, March 31, 2025 (Unaudited)	34,744,476	348		122,148	(93,545)	28,951
Issuance of common stock upon exercise of warrants, net (4)	3,213,840	32		4,474	-	4,506
Shares pending issuance on exercise of warrants (5)	-	-		163	-	163
Share-based compensation	-	-		237	-	237
Net loss	-	-		-	(3,500)	(3,500)
Balances, June 30, 2025 (Unaudited)	37,958,316	380		127,022	(97,045)	30,357
Issuance of common stock upon exercise of warrants, net (6)	15,063,395	151		26,708	-	26,859
Issuance of common stock and warrants, net (7)	12,664,627	127		24,129	-	24,256
Issuance of shares that were pending issuance on exercise of warrants	100,000	1		(1)	-	-
Exercise of options	47,218	(*	)	1	-	1
Share-based compensation	-	-		328	-	328
Net loss	-	-		-	(3,577)	(3,577)
Balances, September 30, 2025 (Unaudited)	65,833,556	$659		$178,187	$(100,622)	$78,224

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2025 (Audited)	67,158,044	$672	$180,968	$(104,086)	$77,554
Share-based compensation	-	-	222	-	222
Net loss	-	-	-	(3,671)	(3,671)
Balances, March 31, 2026 (Unaudited)	67,158,044	672	181,190	(107,757)	74,105
Issuance of common stock under the at-the-market offering, net (8)	6,757	-	16	-	16
Share-based compensation	-	-	433	-	433
Net loss	-	-	-	(5,627)	(5,627)
Balances, June 30, 2026 (Unaudited)	67,164,801	$672	$181,639	$(113,384)	$68,927
Share-based compensation	-	-	362	-	362
Net loss	-	-	-	(5,842)	(5,842)
Balances, September 30, 2026 (Unaudited)	67,164,801	$672	$182,001	$(119,226)	$63,447

(*)	Less than $1.

(1)	Net of issuance costs in the amount of $2,683.
(2)	Net of issuance costs in the amount of $65.
(3)	Net of issuance costs in the amount of $64.
(4)	Net of issuance costs in the amount of $340.
(5)	Net of issuance costs in the amount of $12.
(6)	Net of issuance costs in the amount of $1,954.
(7)	Net of issuance costs in the amount of $2,249, of which $153 had not been paid as of September 30, 2025.
(8)	Net of issuance costs in the amount of $1. See Note 4C.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2026	2025
	Unaudited	Unaudited
Operating activities:
Net loss	$(15,140)	$(9,678)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	55	37
Interest income and unrealized gains from marketable securities	(204)	(282)
Share-based compensation	1,017	821
Changes in assets and liabilities:
Accounts receivable	(90)	-
Inventory	(2,629)	-
Prepaid expenses and other assets	130	(175)
Other payables and accrued liabilities	1,412	(11)
Net cash flows used in operating activities	(15,449)	(9,288)
Investing activities:
Purchases of property and equipment	(365)	(35)
Purchases of marketable securities	(1,652)	(79,918)
Proceeds from sales of marketable securities	17,000	9,102
Increase in long-term deposit	(148)	-
Increase in restricted deposit	(821)	-
Net cash flows provided by (used in) investing activities	14,014	(70,851)

Financing activities:
Issuance of common stock and warrants, net	16	83,733
Exercise of options	-	1
Net cash flows provided by financing activities	16	83,734

(Decrease) increase in cash, cash equivalents and restricted cash	(1,419)	3,595
Cash, cash equivalents and restricted cash at beginning of period	3,973	3,163
Cash, cash equivalents and restricted cash at end of period	$2,554	$6,758

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$164	$893
Issuance costs not paid	$-	$153
Deferred issuance costs	$-	$30
Purchase of property and equipment	$83	$-

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,292	$6,704
Restricted cash	262	54
Cash, cash equivalents and restricted cash	$2,554	$6,758

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

B. Risk Factors

As of September 30, 2026, the Company had a cash, cash equivalents and marketable securities balance of approximately $61,828, excluding restricted cash. The Company expects to incur significant losses for the foreseeable future as it conducts manufacturing operations, sales and marketing activities for its current product and continues its research and development of any other future product candidates and all other work necessary to obtain regulatory clearances or approvals for its products or product candidates. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these consolidated financial statements.

During the nine months ended September 30, 2026, the Company has commenced recognition of revenues, in the amount of $418. The Company cannot make any assurances of continuing to generate revenues, or of generating significant revenues, in the future.

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

Middle East Conflict

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operations at first in Gaza and then in Lebanon. Since that time, the hostilities have escalated into a regional armed conflict involving Iran, Israel, and the United States, including direct military operations and retaliatory actions, as well as engagement by Iran-supported groups across multiple fronts. These developments have included military activity in Syria following the collapse of the Assad regime and Israel’s subsequent military operations in Syria, intensified hostilities by and against the Houthis in Yemen, and continued exchanges involving Iranian-aligned forces throughout the region, including in Lebanon. This regional armed conflict and related hostilities remain ongoing as of the issuance date of these consolidated financial statements. Although there have been temporary cease-fires and periods of reduced military activity from time to time, these have been limited in duration and scope and have not resulted in a sustained reduction in regional hostilities or overall security risks.

As a result, a special state of emergency was declared in Israel, which included, among other things, the closure of Israel’s airspace, restrictions on public gatherings, temporary closures and/or reduced operating hours of businesses, and the mobilization of military reservists, which have resulted in reduced economic activity.

The Company has considered various ongoing risks relating to these and other military operations and related matters, including:

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

As of the issuance date of these consolidated financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations as a result of the ongoing regional armed conflict involving Israel, Iran, and the United States. However, the Company continues to closely monitor the situation, as the current conflict remains fluid and subject to further escalation or expansion. Any material intensification or broadening of hostilities, including additional direct or indirect actions involving Iran or Iran-supported groups, the collapse of any cease-fire or de-escalation efforts, or other changes in the security environment could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical, regulatory, and other operational activities. The Company currently does not have any specific contingency plans in place in the event of any such escalation or change in circumstances.

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

Operating results for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Reclassifications

To conform to the current period’s presentation, sales and marketing expenses, which were previously included in “Sales, General and Administrative,” have been reclassified and are now presented as a separate line item in the Interim Condensed Consolidated Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2025.

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

Revenues

Revenue is derived from the sale of the LIBERTY devices.

Revenue is measured as the amount of consideration the Company expects to be entitled to, in exchange for transferring products to our customers and is recognized when or as performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (i) identify contract(s) with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied.

The Company’s contracts generally contain a single performance obligation, consisting of the promise to transfer the product to the customer.

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

Cost of revenues

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

The following tables summarize the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$59,536	$59,536	$-	$-
	$59,536	$59,536	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$74,680	$74,680	$-	$-
	$74,680	$74,680	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of September 30, 2026 and December 31, 2025.

Restricted Deposit

Represents a bank guarantee provided to the Company’s manufacturing vendor to secure vendor’s obligations to its suppliers for outstanding purchase orders of materials required for the production of LIBERTY systems.

Share-based compensation

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

Recent Accounting Pronouncements

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through September 30, 2026, totaling approximately $2,537. This includes amounts received of approximately $587 during 2025 and 2026, which is a portion of an additional grant from the IIA in the amount of approximately NIS 2,153 (approximately $673), which was approved by the IIA on July 15, 2025 to further finance the development of the manufacturing process of LIBERTY.

In addition, as a result of the agreement with Nitiloop, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3.0% - 5% of its future sales of the products relating to such grants.

The grants are linked to the exchange rate of the U.S. dollar to the New Israeli Shekel and bear interest of SOFR per year (SOFR is a benchmark interest rate which replaced LIBOR).

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

As of September 30, 2026, the Company received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50, to further finance the marketing activities of LIBERTY in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of LIBERTY up to the grant amount plus interest.

B. TRDF agreement

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to its then Self-Cleaning Shunt (“SCS”) project and TipCat assets, which also governed certain technology relating to LIBERTY. As partial consideration for the license, Microbot Israel shall pay TRDF royalties amounting to 3% of net sales and sublicense income as detailed in the License Agreement.

In October 2022, the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023 and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023. As a result, as of the date of these financial statements, the License Agreement is limited to certain technology relating to LIBERTY.

C. ATM agreement

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

D. Engagement letters with H.C. Wainwright

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

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus in certain circumstances a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to 5.0% of the aggregate number of such shares of common stock in such offerings, including upon exercise for cash of any warrants issued to investors in such offering. See also Notes 4A and 4D.

E. Acquisition of Nitiloop’s assets

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

Based on the Company’s analysis, the Company concluded that the acquisition of the assets does not meet the definition of a business for the purpose of applying SEC Rules (Rules 3-05, 8-04 and 11-01 of Regulation S-X).

F. Mona litigation

In March 2025, an appellate court held in favor of the Company with respect to a 2019 action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. As a result, during the three-month period ended March 31, 2025, the Company received a judgment in the amount of approximately $316, net of legal fees and expenses. The amount received was recorded as other income in the Company’s interim condensed consolidated statement of comprehensive loss for the nine-month period ended September 30, 2025.

G. Employment-Related Matter

On December 3, 2025, after having terminated an at-will employee in May 2025, the Company received a charge filed by the former employee with the Massachusetts Commission Against Discrimination (MCAD) and Equal Employment Opportunity Commission (EEOC). On January 16, 2026, the Company filed a position statement responding to the same and challenging the merits of the charge in total. On May 4, 2026, the MCAD/EEOC dismissed the charge based on the former employee’s notification of intent to file a private action in civil court. On May 22, 2026, the Company filed a complaint against the former employee captioned Microbot Medical, Inc. v. Paul Mullen, in Massachusetts Superior Court, Plymouth County, alleging breach of contract and breach of covenant of good faith and fair dealing. Subsequently, on May 22, 2026, the former employee filed a complaint captioned Paul Mullen v. Microbot Medical Inc. et. al., in Massachusetts Superior Court, Plymouth County, alleging violation of Massachusetts fair employment practice laws and wage/hour laws. On June 23, 2026, the Company filed its answer, denying all claims. Based on its initial assessment, the Company believes the former employee’s allegations lack merit and intends to defend against them; however, the matter is in the early stages of litigation and the Company can express no opinion as to the likely outcome of this matter.

H. Accrued bonuses

As of September 30, 2026, the Company recorded accrued bonuses to the CEO, executives and employees, in the aggregate amount of $874.

I. Acquisition of Certain Patents

On July 28, 2026, the Company acquired certain patents and related technology and assets (collectively, the “Assets”) from Forge Medical Inc. (“Forge”), relating to Forge’s discontinued VasoStat Hemostasis device (“VasoStat”). VasoStat was designed to provide arterial compression at the puncture-site following catheterization procedures for the purpose of stopping bleeding and for use following radial and tibial catheterization procedures. The purchase price for the Assets is limited to potential royalties payable to Forge as, if and when the Company commercializes the Assets, based upon a formula set forth in the purchase agreement for the Assets, and in any event is limited to a maximum of $5,000. The Company has the sole discretion in relation to the use (or non-use) of the Assets, including whether and/or to what extent to commercialize the Assets; however, the Company has agreed to use commercially reasonable efforts to initiate commercialization of the Assets within two years (or in certain events, three years) of the acquisition. In the event the Company does not commercialize the Assets, they will be returned to Forge without any further consideration, payment, penalty or refund. Based on the Company’s analysis, the Company concluded that the acquisition of the assets does not meet the definition of a business for the purpose of applying SEC Rules (Rules 3-05, 8-04 and 11-01 of Regulation S-X).

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

On February 9, 2025, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 6,103,289 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.13 per share, for aggregate gross proceeds from the offerings of approximately $13,000 before deducting the placement agent fee and related offering expenses of approximately $1,175. In a concurrent private placement, the Company agreed to issue to the investors series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share. Each Series I preferred investment option is exercisable on the later of (i) the date on which the amendment to the Company’s certificate of incorporation that increases the number of authorized shares of common stock to an amount of shares of common stock sufficient for the exercise in full of the series I preferred investment options is filed and accepted with the State of Delaware (such date, the “Authorized Share Increase Date”) and (ii) the date on which approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to the issuance of all the series I preferred investment options and the shares of common stock issuable upon the exercise thereof, is received and deemed effective under Delaware law (the “Initial exercise date”), and will expire two years from the initial exercise date. Net cash settlements are not permitted under any event under the Securities Purchase Agreements.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 305,164 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.66 per share.

On June 10, 2025, at the Company’s annual meeting of stockholders, an amendment to the Company’s Restated Certificate of Incorporation, as amended, was approved, increasing the number of authorized shares of common stock to 120,000,000. The amendment was subsequently filed with the Secretary of State of the State of Delaware and became effective on that date. Refer to Note 4E.

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

On April 10, 2026, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $39,231 of the Company’s shares of common stock pursuant to the ATM Agreement. As of September 30, 2026, the Company issued 6,757 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $17 before deducting sales agent commissions and other offering expenses of $1.

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

The Company received aggregate gross proceeds of approximately $29,286 from the exercise of the Existing Preferred Investment Options at the closings, before deducting placement agent fees and other offering expenses of approximately $2,472. Additionally, as a result of the Inducement Transaction, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company issued an aggregate of 699,456 placement agent options.

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

During the nine months ended September 30, 2026, the Company granted the CEO, certain employees, and certain board members 480,000, 632,500 and 60,000 options, respectively.

H. Warrants

The remaining outstanding warrants and terms as of September 30, 2026, and December 31, 2025, are as follows:

Issuance date	Outstanding and exercisable as of September 30, 2026	Outstanding and exercisable as of December 31, 2025	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant to underwriters June 2024	-	28,102	$1.88	June 3, 2026
Warrant to underwriters January 2025	71,750	71,750	$2.19	January 7, 2027
Warrant to underwriters January 2025	189,428	189,428	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	30,526	$1.88	July 8, 2030
Warrant to underwriters February 2025	109,478	109,478	$2.66	June 10, 2027
Warrant to underwriters September 2025	10,362	10,362	$1.88	March 16, 2028
Warrant to underwriters September 2025	31,429	31,429	$2.19	March 16, 2028
Warrant to underwriters September 2025	138,906	138,906	$2.62	March 16, 2028
Warrant to underwriters September 2025	422,535	422,535	$2.66	March 16, 2028
Warrant to underwriters September 2025	30,000	30,000	$2.62	March 29, 2028
Warrant to underwriters September 2025	53,758	53,758	$1.88	March 16, 2031
Warrant to underwriters September 2025	146,306	146,306	$1.88	September 16, 2027
Warrant to underwriters September 2025	368,572	368,572	$2.19	September 16, 2027
Warrant to underwriters September 2025	143,723	143,723	$2.63	September 16, 2027
Warrant to underwriters September 2025	187,794	187,794	$2.66	September 16, 2027
Warrant series J September 2025	12,064,627	12,064,627	$4.50	March 16, 2028
Warrant series J September 2025	600,000	600,000	$4.50	March 29, 2028
Warrant series J October 2025	1,324,488	1,324,488	$4.50	April 6, 2028
Warrant to underwriters October 2025	66,224	66,224	$2.63	April 6, 2028
	16,284,888	16,312,990

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$72	$-	$418	$-
Cost of Revenues	(1,095)	-	(2,083)	-
Payroll and payroll related	(3,354)	(2,035)	(9,261)	(5,159)
Materials and subcontractors	(183)	(579)	(569)	(1,522)
Share-based compensation	(362)	(328)	(1,017)	(821)
Other segment items (*)	(920)	(635)	(2,628)	(2,176)
Net loss	$(5,842)	$(3,577)	$(15,140)	$(9,678)

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – LEASES

In March 2025, the Company entered into a lease agreement for its US office for a term beginning in March 2025 and ending in February 2027. In September 2026, the Company extended the lease agreement until December 2027. The monthly lease payments are approximately $2.

In July 2025, Microbot Israel entered into a lease agreement for its Israel office for the period from July 2025 until October 2029. The monthly lease payments are approximately $20. To secure the lease payments, the Company issued a bank guarantee of $62 in favor of the facility’s lessor.

Additionally, the Company has several agreements for car leases.

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2026 were as follows:

2026	$90
2027	348
2028	293
2029	209
Total future lease payments	940
Less imputed interest	(102)
Total lease liabilities	$838

The following table includes the weighted-average remaining lease term and weighted-average discount rate for operating leases as of September 30, 2026:

Operating leases weighted-average remaining lease term (in years)	2.89
Operating leases weighted-average discount rate	7.98%

The Company’s lease cost for the three and nine months ended September 30, 2026 was $105 and $322, respectively. This cost is classified as operating lease expense in the Company’s consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026.

Cash paid under operating lease agreements for the nine months ended September 30, 2026 was $283.

Right-of-use assets obtained in exchange for lease liabilities for the nine months ended September 30, 2026 were $164.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the length and variability of hospital sales cycles and value analysis committee review processes, the rate of adoption of the LIBERTY® Endovascular Robotic System by hospitals, healthcare systems and other customers, seasonal and other fluctuations in customer orders, our ability to reduce our cost of revenues, and those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The LIBERTY® Endovascular Robotic System has been designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first fully disposable robotic system for endovascular procedures.

●	One & Done® - Has the potential to be compatible with our NovaCross® products or possibly other instruments that combines guidewire and microcatheter into a single device. We are currently evaluating this combination in different applications.

●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional microcatheter (“over the wire”) device.

●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.

●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and reduce physical strain due to the need for heavy lead vests otherwise to be worn during procedures.

●	Ease of use - A remote control designed to be intuitive aims to simplify advanced procedures while shortening the physician’s learning curve.

●	Telesurgery capability – May serve as a platform for supporting tele-catheterization, carried out remotely by highly trained specialists. The Company’s research collaboration with Corewell Health™ has demonstrated the feasibility of using the LIBERTY® Endovascular Robotic System between separate and remote facilities in a simulation model. The project assessed the feasibility of using the LIBERTY® Endovascular Robotic System to perform simulated cardiovascular interventional procedures across two sites within the Corewell Health™ system located 5 miles apart. We continue to evaluate the feasibility of telesurgery using the LIBERTY® Endovascular Robotic System, including to increase the distance between the two sites. The telesurgery feature of the LIBERTY® Endovascular Robotic System is still being evaluated and is not covered under the Company’s 510(k) clearance with the U.S. Food and Drug Administration (“FDA”).

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented policies and procedures for the development and manufacture of regulated medical products. This certification is intended to support compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and our application for CE marking, which, if obtained, would allow us to market the LIBERTY® Endovascular Robotic System in Europe as well as other regions that accept the CE Mark. We anticipate obtaining CE marking by the end of the first quarter of 2027; however, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, because the FDA’s Quality Management System Regulation, which incorporates by reference the ISO 13485 standard, became effective on February 2, 2026, we believe our ISO 13485 certification contributes to our compliance with that regulation.

On September 8, 2025, we announced that the FDA has granted 510(k) clearance for the LIBERTY® Endovascular Robotic System and in November 2025, we announced the limited market release of the LIBERTY® Endovascular Robotic System to selected high procedure volume regions where we already experienced preliminary demand for the product. The Company’s full market release was at the Society of Interventional Radiology conference in April 2026. In May 2026, we announced that Israel became the second jurisdiction — and the first outside of the U.S. — to grant marketing clearance for the LIBERTY System. The regulatory approval from the Israeli Ministry of Health’s AMAR Division, the authority responsible for medical device regulation in Israel, allows us to market and commercialize the LIBERTY System in Israel, which also enables us to obtain a Free Sale Certificate to support submissions and commercial activities in additional jurisdictions.

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

VasoStat® Patents

On July 28, 2026, we acquired certain patents and related technology and assets from Forge Medical Inc., relating to Forge’s discontinued VasoStat® Hemostasis device. VasoStat® was designed to provide arterial compression at the puncture-site following catheterization procedures for the purpose of stopping bleeding and for use following radial and tibial catheterization procedures. The Company has the sole discretion in relation to the use (or non-use) of the acquired assets, including whether and/or to what extent to commercialize such assets; however, we have agreed to use commercially reasonable efforts to initiate commercialization of such assets within two years (or in certain events, three years) of the acquisition. In the event we do not commercialize such assets, they will be returned to Forge without any further consideration, payment, penalty or refund.

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

Financial Operations Overview

Revenues

Revenues consist of selling our LIBERTY® Endovascular Robotic System to hospitals, hospital systems and office-based laboratories. In the United States, we either directly sell our products to customers or enter into distributor agreements with particular potential customers such as the United States Government. We expect to sell our products through third-party distributors in jurisdictions outside of the United States.

Cost of Revenues

Cost of revenues consists primarily of labor expenses, materials, inventory write-off and other related manufacturing costs associated with manufacturing units of the LIBERTY® Endovascular Robotic System. Since we commenced selling our LIBERTY® Endovascular Robotic System in the first fiscal quarter of 2026 as a result of the launch of our limited market release, our cost of goods sold has been higher than revenues on a per unit basis, primarily as a result of the transition from development, to the limited market release, to the full market release of the LIBERTY® Endovascular Robotic System and the need to make adjustments as we continued to refine our manufacturing and distribution processes. We expect our cost of goods sold to continue to be higher than revenue, on a per unit basis, through the end of the fiscal year ending December 31, 2026 and into 2027. We expect a reduction in cost of units sold in 2027 due to cost reduction activities, including planned decreases in manufacturing costs.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the costs associated with salaries and benefits, as part of building out marketing and sales teams for the LIBERTY® Endovascular Robotic System. Microbot expects these expenses to increase over time, as it expands its commercialization activities.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with salaries, benefits and related costs, professional fees for accounting, auditing, consulting, legal services, and insurance expenses. Microbot expects these expenses to increase over time, as it expands its operating activities and maintains compliance with exchange listing and SEC requirements.

Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth the key components of Microbot’s results of operations for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$72	$-	$72	$418	$-	$418
Cost of revenues	(1,095)	-	(1,095)	(2,083)	-	(2,083)
Research and development expenses, net	(1,629)	(1,171)	(458)	(4,781)	(4,741)	(40)
Sales and marketing expenses	(2,001)	(531)	(1,470)	(5,257)	(531)	(4,726)
General and administrative expenses	(1,841)	(2,159)	318	(5,298)	(5,333)	35
Other income	-	-	-	-	316	(316)
Financing income, net	652	284	368	1,861	611	1,250
Net loss	(5,842)	(3,577)	(2,265)	(15,140)	(9,678)	(5,462)

Revenues. During the three- and nine-month periods ended September 30, 2026, the Company generated revenue exclusively from the sale of the LIBERTY® Endovascular Robotic System to hospital customers, compared with no revenue in the corresponding periods of 2025 as the Company had not yet commenced commercial operations.

Revenues decreased to $72,000 for the three months ended September 30, 2026, compared with $241,000 for the three months ended June 30, 2026, primarily due to a decrease in the number of units sold. The Company believes the decrease in revenues during the fiscal quarter ended September 30, 2026 relates to a combination of factors, including: (a) variable sales cycles during the early stages of the Company’s full market release; (b) the evolution of the Company’s commercial strategy to engage a hospital’s Value Analysis Committee (or “VAC”) process earlier, which is a four-to-six-month process based on current experience, to gain widespread access to hospital systems and which the Company believes will accelerate adoption of the LIBERTY System across healthcare systems with multiple hospitals over time; and (c) a decrease in customer orders, which the Company believes may reflect seasonal factors, including the VAC processes during the summer months and physician vacations.

Cost of revenues. Cost of revenues consists primarily of direct and indirect costs related to the manufacturing of units of the LIBERTY® Endovascular Robotic System for commercial sale, including personnel costs, third-party manufacturing costs, packaging services, freight, storage costs, royalties, and write down of inventories. The Company did not recognize cost of revenues for the three- and nine-month periods ended September 30, 2025 as it had not yet commenced commercial operations.

Cost of revenues increased to $1,095,000 for the three months ended September 30, 2026, compared with $884,000 for the three months ended June 30, 2026. The increase was primarily attributable to an $815,000 inventory write-down resulting from the measurement of inventory at the lower of cost and net realizable value, partially offset by a $604,000 reduction in costs associated with lower sales volume.

The Company expects cost of revenues per system to decrease over time as production volumes grow. In addition, we are implementing several cost-reduction initiatives.

Research and Development Expenses. The increase in research and development expenses for the three- and nine-month periods ended September 30, 2026, compared with the corresponding periods in 2025, was primarily attributable to higher payroll and related expenses resulting from new hires, salary increases and bonuses, higher patent-related expenses, and higher allocated office maintenance costs, as well as higher government grants recognized as a reduction of research and development expenses in the corresponding periods in 2025.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three- and nine-month periods ended September 30, 2026, compared with the corresponding periods in 2025, was primarily attributable to higher payroll and related expenses, including increased sales and marketing headcount, salary increases and bonuses, as well as increases in travel expenses.

General and Administrative Expenses. The decrease in general and administrative expenses for the three- and nine-month periods ended September 30, 2026, compared with the corresponding periods in 2025, was primarily attributable to lower professional services expenses.

Other Income. During the nine months ended September 30, 2025, the Company received a judgment in the amount of approximately $316,000 net of legal fees and expenses. This judgment is non-recurring and no similar payments or other income were paid to the Company during the three or nine months ended September 30, 2026.

Financing Income. The increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to interest income from short-term investments resulting from the capital raised in 2025.

Liquidity and Capital Resources

During the nine months ended September 30, 2026, the Company has commenced recognition of revenues, in the amount of $418,000. Since the Company commenced generating revenues in the first fiscal quarter of 2026 as a result of the launch of its limited market release, the Company has continued to refine its marketing and sales activities to enable it to grow its revenues as it transitioned to its full market release in 2026 and into 2027. While the Company’s revenues decreased in the third quarter of 2026 compared to the second quarter of 2026, and it cannot make any assurances of continuing to generate revenues, or of generating recurring significant revenues in the future, the Company believes that as it continues such refinements, continues to build out its commercial team, its sales cycles mature, and new markets open internationally, its revenues will increase over time.

The Company is in the early stages of the full market release of the LIBERTY® Endovascular Robotic System and has a limited history of generating revenues. Based on its experience to date, the Company believes that its revenues may fluctuate from quarter to quarter as a result of, among other things, the length and variability of hospital sales cycles, including value analysis committee (“VAC”) review processes that, based on the Company’s experience to date, typically take four to six months to complete, the timing of purchasing and capital budgeting decisions, and seasonal factors affecting customer orders. As a result, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2026, Microbot had a net working capital of approximately $62.6 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $76.4 million as of December 31, 2025. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues to ramp up manufacturing and commercialization of the LIBERTY® Endovascular Robotic System, continues research and development efforts with respect to other uses for it and other potential technologies and products, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2026, Microbot has raised cash proceeds of approximately $168.4 million and incurred a total cumulative loss of approximately $119.2 million.

During the fiscal year ended December 31, 2025 and through September 30, 2026, we raised the following amounts:

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

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2026, in the total amount of approximately $2.5 million. This amount includes amounts received of approximately $587,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 2.2 million (approximately $673,000) approved on July 15, 2025, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

As of September 30, 2026, Microbot received grants from the Ministry of Economy of the State of Israel in the amount of approximately $50,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic System in the U.S. market. In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic System up to the grant amount plus interest.

To the extent available, Microbot intends to continue to raise capital through future public and private issuances of debt and/or equity securities, including pursuant to our At-the-Market facility described above and upon any cash exercise of its outstanding investment options by the holders of such options, to fund its commercial activities and working capital and general business purposes, including to continue to build a commercial and sales team in the U.S. and elsewhere as part of its full market release of the LIBERTY® Endovascular Robotic System which commenced in April 2026. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all, and will need additional funds to continue the commercialization process for the LIBERTY® Endovascular Robotic System. In addition, because the Company’s sales cycles, including hospital VAC review processes, can be lengthy and variable, and because customer orders may fluctuate due to seasonal and other factors, the timing and amount of revenues the Company generates are difficult to predict. Any delays in the adoption of the LIBERTY® Endovascular Robotic System, or revenues that are lower than anticipated, could increase the Company’s cash requirements and cause it to seek additional financing sooner than currently expected.

As of the filing date of this Quarterly Report on Form 10-Q, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(15,449)	$(9,288)	$(6,161)
Net cash provided by (used in) investing activities	14,014	(70,851)	84,865
Net cash provided by financing activities	16	83,734	(83,718)

(Decrease) increase in cash, cash equivalents and restricted cash	$(1,419)	$3,595	$(5,014)

The increase in net cash flows used in operating activities during the nine months ended September 30, 2026 compared with the same period in 2025 was primarily from an increase in manufacturing expenses and sales and marketing expenses relating to the release of the LIBERTY® Endovascular Robotic System as we shift to commercialization of the product and due to an increase in salary and bonus expenses.

The increase in net cash flows provided by investing activities was primarily due to purchases of marketable securities during the nine-month period ended September 30, 2025, compared to mostly sales of marketable securities during the comparable period in 2026.

The decrease in net cash flows provided by financing activities was due to issuances of common stock and warrants during the nine-month period ended September 30, 2025, compared to minor activity during the comparable period in 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2026 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3G to the unaudited financial statements for the fiscal quarter ended September 30, 2026, earlier in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any share repurchase activity for the three months ended September 30, 2026.

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2025)

4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025)
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.1	Addendum #4 to Employment Agreement with Rachel Vaknin(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2026)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2026.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

